Form 10-Q
period 2006-09-30
CBRE Realty Finance Inc
filed 2006-11-09
CIK 1330969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 1-13199

CBRE REALTY FINANCE, INC.

(Exact name of registrant as specified in its charter)

Maryland	30-0314655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

184 Asylum Street, 37th Floor, Hartford, Connecticut 06103

(Address of principal executive offices) (Zip Code)

(860) 275-6200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 30,601,142 as of November 8, 2006.

CRE REALTY FINANCE, INC.

INDEX

		Page
Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005 (audited)	1
	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2006, the Three Months Ended September 30, 2005 and period from May 10, 2005 (inception) through September 30, 2005 (unaudited)	2
	Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) for the Nine Months Ended September 30, 2006 (unaudited)	3
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and period from May 10, 2005 (inception) through September 30, 2005 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 4.	Controls and Procedures	39

Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Submission of Matters to a Vote of Security Holders	40
Item 5.	Other Information	40
Item 6.	Exhibits	40
	Signatures	42
Ex –31.1:	Certification
Ex –31.2:	Certification
Ex –32.1:	Certification
Ex –32.1:	Certification
Ex –99.1:	Risk Factors

i

PART 1. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CBRE REALTY FINANCE, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share and share data)

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents	$26,799	$49,377
Restricted cash	58,401	3,239
Loans and other lending investments, net	953,981	448,280
Commercial mortgage-backed securities, at fair value	189,578	81,499
Real estate, net	64,293	31,923
Investment in joint ventures	41,549	—
Derivative assets	343	1,642
Accrued interest	5,182	3,452
Other assets	13,343	4,306

Total assets	$1,353,469	$623,718

Liabilities and Stockholders’ Equity:

Liabilities:
Bonds payable	$508,500	$—
Repurchase obligations	411,785	304,825
Mortgage payable	49,503	25,001
Derivative liabilities	7,739	631
Management fee payable	577	469
Dividends payable	5,785	2,674
Accounts payable and accrued expenses	4,578	4,123
Other liabilities	35,061	5,928
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	50,000	—

Total liabilities	1,073,528	343,651
Commitments and contingencies	—	—
Minority interest	859	436

Stockholders’ Equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized, no shares issued or outstanding at September 30, 2006 and December 31, 2005, respectively	—	—
Common stock par value $.01 per share; 100,000,000 shares authorized, 30,601,142 and 20,567,755 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	306	206
Additional paid-in capital	419,870	284,029
Common stock subscription receivable	(133,471)	—
Accumulated other comprehensive loss	(1,938)	(1,748)
Accumulated deficit	(5,685)	(2,856)

Total stockholders’ equity	279,082	279,631

Total liabilities and stockholders’ equity	$1,353,469	$623,718

The accompanying notes are an integral part of these financial statements.

CBRE REALTY FINANCE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Amounts in thousands, except per share and share data)

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006	For the Period May 10, 2005 (inception) through September 30, 2005
Revenues:
Investment income	$18,109	$1,356	$42,017	$1,358
Property operating income	1,705	—	3,802	—
Other income	877	1,738	2,602	2,261

Total revenues	20,691	3,094	48,421	3,619

Expenses:
Interest expense	13,273	114	27,940	114
Management fees	1,595	1,408	4,444	1,748
Property operating expenses	858	—	1,734	—
Other general and administrative (including $950, $768, $2,779, and $953, respectively of stock-based compensation)	2,441	1,716	6,925	2,966
Depreciation and amortization	487	—	1,165	—

Total expenses	18,654	3,238	42,208	4,828

Gain on sale of investment	410	—	258	—
Gain (loss) on derivatives	(1)	534	3,634	535

Income (loss) from continuing operations before equity in net income of unconsolidated joint ventures	2,446	390	10,105	(674)
Equity in net income (loss) of unconsolidated joint ventures	(187)	—	50	—

Net income (loss) before minority interest	2,259	390	10,155	(674)
Minority interest	(20)	—	(41)	—

Net income (loss)	$2,279	$390	$10,196	$(674)

Weighted-average shares of common stock outstanding:
Basic	20,484,286	20,000,000	20,177,897	20,000,000

Diluted	20,579,115	20,108,317	20,313,795	20,000,000

Earnings per share of common stock:
Basic	$0.11	$0.02	$0.51	$(0.03)

Diluted	$0.11	$0.02	$0.50	$(0.03)

Dividends declared per share of common stock:	$0.28	$—	$0.63	$—

The accompanying notes are an integral part of these financial statements.

CBRE REALTY FINANCE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE

INCOME (LOSS)

(UNAUDITED)

For the Nine Months Ended September 30, 2006

(Amounts in thousands, except share data)

	Common Stock		Additional Paid In-Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Common Stock Subscription Receivable	Total	Comprehensive Income
	Shares	Par Value
Balance at December 31, 2005	20,567,755	$206	$284,029	$(1,748)	$(2,856)	—	$279,631	$—
Issuance of restricted shares of common stock	134,000	1	—	—	—	—	1	—
Stock-based compensation	—	—	2,779	—	—	—	2,779	—
Net income	—	—	—	—	10,196	—	10,196	10,196
Net unrealized gain on commercial mortgage backed securities	—	—	—	5,650	—	—	5,650	5,650
Net unrealized gain on cash flow hedges	—	—	—	(5,840)	—	—	(5,840)	(5,840)
Cash dividends declared or paid.	—	—	—	—	(13,025)	—	(13,025)	—
Forfeitures of common stock awards	(45,633)	—	—	—	—	—	—	—
Common stock subscription receivable	9,945,020	99	133,062	—	—	$(133,471)	(310)	—

Balance at September 30, 2006	30,601,142	$306	$419,870	$(1,938)	$(5,685)	$(133,471)	$279,082	$10,006

The accompanying notes are an integral part of these financial statements.

CBRE REALTY FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	For the Nine Months Ended September 30, 2006	For the period May 10, 2005 (inception) Through September 30, 2005
Cash flows from operating activities:
Net income (loss)	$10,196	$(674)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in unconsolidated joint ventures	(50)	—
Premium (discount) amortization, net	1,027	93
Other amortization	732	(5)
Depreciation	690	—
Stock-based compensation	2,779	953
Realized gain on derivatives	(3,658)	(518)
Unrealized gains on derivatives	25	—
Changes in operating assets and liabilities:
Restricted cash	(37,014)	(3,075)
Accrued interest	(1,730)	(1,391)
Other assets	198	(521)
Management fee payable	108	468
Accounts payable and accrued expenses	455	953
Other liabilities	29,133	3,181

Net cash provided by (used in) operating activities	2,891	(536)

Cash flows from investing activities:
Purchase of commercial mortgage-backed securities	(108,222)	(30,448)
Repayment of commercial mortgage-backed securities principal	6,467	—
Origination and purchase of loans	(615,860)	(236,131)
Repayments of loan principal	108,682	—
Real estate acquisition	(33,061)	—
Investment in unconsolidated joint ventures	(41,499)	—
Restricted cash	(18,148)	—

Net cash used in investing activities	(701,641)	(266,579)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	—	282,465
Initial public offering costs	(308)	—
Proceeds from issuance of collateralized debt obligations	508,500	—
Proceeds from borrowings under repurchase agreements	540,511	49,780
Repayments of borrowings from repurchase agreements	(433,551)	—
Proceeds from issuance of trust preferred securities	50,000	—
Proceeds from mortgage loans	24,502	—
Deferred financing and acquisition costs paid	(10,492)	(175)
Dividends paid to common stockholders	(9,914)	—
Proceeds from settlement of derivatives	6,501	—
Minority interest	423	—

Net cash provided by financing activities	676,172	332,070

Net (decrease) increase in cash and cash equivalents	(22,578)	64,955
Cash and cash equivalents, beginning of the period	49,377	—

Cash and cash equivalents, end of period	$26,799	$64,955

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$29,987	$—
Cash paid during the period for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

CBRE REALTY FINANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Dollars in thousands, except per share and share data)

NOTE 1—ORGANIZATION

CBRE Realty Finance, Inc. (the “Company”), was organized in Maryland on May 10, 2005, as a commercial real estate specialty finance company focused on originating and acquiring whole loans, bridge loans, subordinate interests in whole loans (“B Notes”), commercial mortgage-backed securities (“CMBS”), mezzanine loans, and joint venture interests in entities that own commercial real estate, primarily in the United States. The Company commenced operations on June 9, 2005.

The Company is externally managed and advised by CBRE Realty Finance Management, LLC (the “Manager”), an indirect subsidiary of CB Richard Ellis Group, Inc. (“CBRE”), and a direct subsidiary of CBRE/Melody & Company (“CBRE/Melody”). As of September 30, 2006, CBRE also owned an approximately 4.6% interest in the outstanding shares of the Company’s common stock. In addition, certain of the Company’s executive officers and directors and certain executive officers and directors of CBRE and CBRE/Melody owned an approximately 4.2% interest in the outstanding shares of the Company’s common stock.

The Company has elected to qualify to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with the Company’s taxable year ending December 31, 2005. As a REIT, the Company generally will not be subject to federal income tax on that portion of income that is distributed to stockholders if at least 90% of the Company’s REIT taxable income is distributed to the Company’s stockholders. The Company conducts its operations so as to not be regulated as an investment company under the Investment Company Act of 1940, as amended.

As of September 30, 2006, the net carrying value of investments held by the Company was approximately $1,201,473, including origination costs and fees and net of repayments and sales of partial interests in loans and CMBS, with a weighted average spread to 30-day LIBOR of 338 basis points for the Company’s floating rate investments and a weighted average yield of 7.04% for the Company’s fixed rate investments.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending on December 31, 2006. The consolidated financial statements include the Company’s accounts and those of the Company’s subsidiaries, which are wholly-owned or controlled by the Company or entities which are variable interest entities (“VIE”) in which the Company is the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”). All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE 3—NEW ACCOUNTING PRONOUNCEMENTS

On April 13, 2006, FASB issued FASB Staff Position (“FSP”) FIN 46R-6, “Determining the Variability to be Considered When Applying FASB Interpretation No. 46R.” The FSP addresses the approach to determine the variability to consider when applying FIN 46R, and includes several illustrative examples of how the variability should be considered. The variability that is considered in applying FIN 46R may effect: (a) the determination as to whether the entity is a VIE; (b) the determination of which interests are variable interests in the entity: (c) if necessary, the calculation of expected losses and residual returns of the entity; and (d) the determination of which party is the primary beneficiary of the VIE. Thus, determining the variability to be considered is necessary to apply the FIN 46R-6.

A company will apply the guidance in FIN 46R-6 prospectively to all entities (including newly created entities) with which that Company first becomes involved and to all entities previously required to be analyzed under FIN FIN 46R when a reconsideration event has occurred beginning the first day of the first reporting period after June 15, 2006. Early application is permitted for periods for which financial statements have not yet been issued. Retrospective application to the date of the initial application of FIN 46R-6 is permitted but not required. Retrospective application, if elected, must be completed no later than the end of the first annual reporting period ending after July 15, 2006. The Company adopted the provisions of FIN 46R-6 prospectively and the adoption did not have a material effect on the Company’s financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, (“SFAS No. 155”), “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” FAS No. 155 (i) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirement of FASB Statement No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an imbedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest on other than another derivative financial instrument. SFAS No. 155 is effective January 1, 2007 and the Company is currently evaluating the effect, if any, that this pronouncement will have on its future financial results.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is currently evaluating the effect, if any, that this pronouncement will have on its future financial results.

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which becomes effective beginning on January 1, 2007. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. The Company is currently evaluating the effect, if any, that this pronouncement will have on its future financial results.

NOTE 4—LOANS AND OTHER LENDING INVESTMENTS, NET

The following is a summary of the Company’s loans and other lending investments net as of September 30, 2006:

Loan Description	Principal	Unamortized Fees and Costs	Unamortized Premium/ (Discount)	Net Amortized Cost
Whole loans(1)	$588,431	$(670)	$6,009	$593,770
Mezzanine loans	202,888	(314)	2,335	204,909
B Notes	155,507	(100)	(105)	155,302

Total loans	$946,826	$(1,084)	$8,239	$953,981

(1)	Includes originated whole loans, acquired whole loans and bridge loans.

As of September 30, 2006, the whole loans consisted of 20 fixed rate loans, which produce an average yield of 6.28%, with maturity dates ranging from December 1, 2008 to May 1, 2016, and three floating rate loans, which produce an average yield of 30-day LIBOR plus 252 basis points, with maturity dates ranging from June 30, 2007 to October 1, 2009. The mezzanine loans consisted of five fixed rate loans, which produce an average yield of 8.44%, with maturity dates ranging from October 1, 2008 to June 1, 2015, and six floating rate loans, which produce an average yield of 30-day LIBOR plus 411 basis points, with maturity dates ranging from February 9, 2007 to June 1, 2015. The B Notes consisted of one fixed rate loan yielding 9.55% that matures on October 1, 2010 and six floating rate loans, which produce an average yield of 30-day LIBOR plus 364 basis points, with maturity dates ranging from March 9, 2007 to July 11, 2008.

As of September 30, 2006, the Company had not recorded an allowance for loan losses. At September 30, 2006, all of the Company’s loans are current with respect to the scheduled payments of principal and interest. In reviewing the portfolio of loans, the Company did not identify any loans that exhibit characteristics indicating that impairment has occurred.

NOTE 5—CMBS

The following table summarizes the Company’s CMBS investments, aggregated by investment category, as of September 30, 2006, which are carried at estimated fair value:

Security Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
CMBS Class BBB	$117,750	$2,351	$—	$120,101
CMBS Class BB	46,480	1,130	(243)	47,367
CMBS Class B	19,426	177	(198)	19,405
CMBS Class NR	2,688	17	—	2,705

Total securities available-for-sale	$186,344	$3,675	$(441)	$189,578

With the exception of one security, all securities in an unrealized loss position at September 30, 2006 have been in an unrealized loss position for less than one year. The one security has an unrealized loss of $170 at September 30, 2006 and has been in an unrealized loss position for approximately fifteen months. The Company’s review of such securities indicates that the decrease in fair value was not due to permanent changes in the underlying credit fundamentals or in the amount of interest expected to be received. The unrealized losses are primarily the result of changes in market interest rates subsequent to the purchase of a CMBS investment. Therefore, management does not believe any of the securities held are other-than-temporarily impaired at September 30, 2006. The Company expects to hold all the investments until their expected maturity.

During the nine months ended September 30, 2006, the Company accreted $675 of the net discount paid for these securities in interest income.

The actual maturities of CMBS are generally shorter than stated contractual maturities. Actual maturities of these securities are affected by the contractual lives of the underlying assets, periodic payments of principal, and prepayments of principal.

The following table summarizes the estimated maturities of the Company’s CMBS investments as of September 30, 2006 according to their estimated weighted average life classifications:

Weighted Average Life	Estimated Fair Value	Amortized Cost	Weighted Average Coupon
Greater than one year and less than five years	$40,111	$39,519	7.54%
Greater than five years and less than ten years	39,971	39,565	5.58%
Greater than ten years	109,496	107,260	6.63%

The weighted average lives of the Company’s CMBS investments at September 30, 2006 in the table above are based upon calculations assuming constant principal prepayment rates to the balloon or reset date for each security.

The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan ages, margin and volatility.

NOTE 6—REAL ESTATE, NET

Springhouse Apartments LLC (“Springhouse”)

On December 15, 2005, the Company invested $8,289 for a 95% interest in Springhouse, a joint venture between the Company and The Bozzuto Group (“Bozzuto”). Springhouse acquired an existing garden-style apartment community consisting of 220 units located in Laurel, Maryland for $31,923. The Company determined that Springhouse is a VIE and that the Company is the primary beneficiary and has consolidated the entity from the date of investment. At September 30, 2006, Springhouse’s balance sheet was comprised of land of $7,981, buildings, net of depreciation, of $23,843 (including $326 of net building improvements), other assets of $1,209, and a mortgage note payable of $25,307.

Loch Raven Village Apartments-II, LLC (“Loch Raven”)

On March 28, 2006, the Company invested $8,890 for a 95% interest in Loch Raven, a joint venture between the Company and Bozzuto. Loch Raven acquired an existing garden-style apartment community consisting of 495 units located in Baltimore, Maryland for $32,733. The Company determined that Loch Raven is a VIE and that the Company is the primary beneficiary and has consolidated the entity from the date of investment. At September 30, 2006, Loch Raven’s balance sheet was comprised of land of $7,360, buildings, net of depreciation, of $25,109, other assets of $1,226, and a mortgage note payable of $24,196.

Minority interest on the Company’s consolidated balance sheet of $859 represents Bozzuto’s 5% interest in Springhouse and Loch Raven.

NOTE 7—UNCONSOLIDATED JOINT VENTURES

The Company has non-controlling, unconsolidated ownership interest in entities that are accounted for using the equity method. Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated percentage interests, if any, in such entities as a result of preferred returns and allocation formulas as described in such agreements.

32 Leone Partners, LLC (“32 Leone Lane”)

On May 24, 2006, the Company invested $2,286 for a 80% non-managing member interest in 32 Leone Lane, a joint venture between the Company and The Heritage Management Company (“Heritage”). 32 Leone Lane is a 287,000 square foot industrial warehouse located in the Chester Industrial Park, a 300-acre business park, and lies in Southern Orange County, New York. The Company determined that 320 Leone Lane was not a VIE and that as a result of the Company’s non-managing member interest is not consolidated into the Company’s balance sheet. At September 30, 2006, 32 Leone Lane’s balance sheet was comprised of land of $1,695, buildings, net of depreciation, of $9,557, other assets of $1,445, and a mortgage note payable of $10,125.

KS-CBRE Shiraz LLC (“Shiraz Portfolio”)

On March 17, 2006, the Company invested $16,840 for a 90% non-managing member interest in the Shiraz Portfolio, a joint venture between the Company and Everest Partners LLC (“Everest”). The Shiraz Portfolio is a portfolio of eight office and industrial properties comprising approximately 680,300 square feet located in Route 128, Route 3 and Interstate 495 submarkets in Boston, Massachusetts. The Company determined that the Shiraz Portfolio was not a VIE and that as a result of the Company’s non-managing member interest is not consolidated into the Company’s balance sheet. At September 30, 2006, the Shiraz Portfolio’s balance sheet was comprised of land of $15,790, buildings, net of depreciation, of $62,442, other assets of $2,523 and a mortgage note payable of $61,944.

KS-CBRE GS LLC (“GS Portfolio”)

On March 17, 2006, the Company invested $9,268 for a 90% non-managing member interest in the GS Portfolio, a joint venture between the Company and Everest. The GS Portfolio is a portfolio of nine office and industrial properties comprising approximately 526,355 square feet located in Route 128 and Route 3 submarkets in Boston, Massachusetts. The Company determined that the GS Portfolio was not a VIE and that as a result of the Company’s non-managing member interest is not consolidated into the Company’s balance sheet. At September 30, 2006, the GS Portfolio’s balance sheet was comprised of land of $8,484, buildings, net of depreciation, of $33,570, other assets of $525, and a mortgage note payable of $33,624.

Prince George’s Station Retail LLC (the “Retail Property”)

On January 12, 2006, the Company converted its $5,728 bridge loan into a 90% non-managing member interest in the Retail Property, a joint venture between the Company and Taylor Development and Land Company (“TDL”). The Company contributed an additional $3,576 during the nine months ended September 30, 2006. The Retail Property is a 166 square feet retail property located in Hyattsville, Maryland. The Company determined that the Retail Property was not a VIE and that as a result of the Company’s non-managing member interest is not consolidated into the Company’s balance sheet. At September 30, 2006, the Retail Property’s balance sheet was comprised of construction in process costs of $14,516, other assets of $1,485 and a mortgage not payable of $5,691.

Nordhoff Industrial Park LLC (“Nordhoff”)

On August 17, 2006, the Company invested $3,800 for a 95% non-managing member interest in Nordhoff , a joint venture between the Company and SEV Chatsworth LLC. Nordhoff consists of a five-building industrial park comprising approximately 97,265 square feet located in the San Fernando Valley. The Company determined that Nordhoff was not a VIE and that as a result of the Company’s non-managing member interest is not consolidated into the Company’s balance sheet. At September 30, 2006, Nordhoff’s balance sheet was comprised of land of $5,294, buildings, net of depreciation, of $12,340, other assets of $554, and a mortgage note payable of $14,200.

NOTE 8—BONDS PAYABLE

On March 28, 2006, the Company closed its first CDO issuance (“CDO I”) and retained the entire BB rated Class J Class with a face amount of $24,000 for $19,200, retained the entire B-rated K Class with a face amount of $20,250 for $14,150 and also retained the non-rated common and preferred shares of CDO I, which issued the CDO bonds with a face amount of $47,250 for $51,740. The Company issued and sold CDO bonds with a face amount of $508,500 in a private placement to third parties. The proceeds of the CDO issuance were used to repay substantially all of the outstanding principal balance of the Company’s two warehouse facilities with an affiliate of Deutsche Bank Securities Inc. (the “DB Warehouse Facilities”) of $343,556 and all of the outstanding principal balance of the Company’s two warehouse facilities with Bank of America, N.A. and Banc of America Securities LLC (the “Bank of America Warehouse Facilities”) of $16,250 at closing. The CDO bonds are collateralized by real estate debt investments, consisting of B Notes, mezzanine loans, whole loans and CMBS investments. and approximately $10,679 of cash is available to complete the ramp-up of CDO I, which is recorded in the Company’s unaudited consolidated balance sheet in restricted cash at September 30, 2006. CDO I is not a qualified special purpose entity (“QSPE”) as defined under FASB Statement No. 140, (“SFAS 140”) “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” due to certain permitted activities of CDO I that are not consistent with activities of a QSPE permitted under SFAS 140, such as having the ability to sell impaired securities and acquire replacement securities with the proceeds at the discretion of the collateral administrator. CDO I was consolidated into the financial statements of the Company as of March 31, 2006. Accordingly, the Company has accounted for the CDO I transaction as a financing. The collateral assets that the Company transferred to CDO I are reflected in the Company’s balance sheet. The bonds issued to third parties are reflected as debt on the Company’s balance sheet at September 30, 2006. As of September 30, 2006, CDO bonds of $508,500 were outstanding, with a weighted average interest rate of 5.83%.

NOTE 9—REPURCHASE OBLIGATIONS AND MORTGAGE PAYABLE

The following is a table of the Company’s outstanding borrowings as of September 30, 2006:

	Stated Maturity	Interest Rate	Balance 9/30/06
Mortgage note payable (Springhouse) (non-recourse)	12/14/2008	7.08%	$25,307
Mortgage note payable (Loch Raven) (non-recourse)	4/1/2009	5.96%	24,196
DB Warehouse Facilities	9/29/2007	5.83%	39,625
Bank of America Warehouse Facilities	1/26/2007	6.46%	79,910
Wachovia Warehouse Interim Facility	10/6/2006	6.09%	169,702
Wachovia Warehouse Facility	8/24/2009	6.34%	122,547

			$461,287

Mortgage Notes Payable

On December 14, 2005, Springhouse obtained a $26,175 mortgage loan in conjunction with the acquisition of real estate located in Prince George’s County, Maryland. The loan is guaranteed by Bozzuto and Associates Inc. (“Bozzuto and Associates”), the Company’s joint venture partner, matures on December 14, 2008, and bears interest at 30-day LIBOR plus 1.75% (7.08% as of September 30, 2006). As of September 30, 2006 the outstanding balance was $25,307.

On March 28, 2006, Loch Raven obtained a $29,170 mortgage loan in conjunction with the acquisition of real estate located in Baltimore, Maryland. The loan is guaranteed by Bozzuto and Associates, the Company’s joint venture partner, matures on April 1, 2009, and bears interest at a fixed rate of 5.96%. As of September 30, 2006 the outstanding balance was $24,196.

Warehouse Facilities

The Company finances its portfolio of securities and loans through the use of repurchase agreements.

DB Warehouse Facilities

On August 30, 2005, the Company entered into master repurchase agreements with Deutsche Bank AG , Cayman Islands Branch (the “DB Warehouse Facilities”) aggregating $650,000 of borrowing capacity to finance its investment in whole loans, bridge loans, B Notes, mezzanine loans and CMBS. These repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets.

The $400,000 DB Warehouse Facility had a repurchase date of August 29, 2006; provided, however, the repurchase date shall automatically be extended for an additional day on a daily basis, without any action required to be taken by DB or the Company, unless Deutsche Bank AG, Cayman Islands Branch, delivers to the Company in writing a termination notice of such daily automatic extension feature. In such event, the repurchase date for all transactions shall be the day 364 days after the date of written termination notice. This facility is currently being extended on a day-to-day basis. Advances under this facility bear interest only, which is reset monthly, with a pricing spread of 50 basis points over a 30-day LIBOR. Based on the Company’s investment activities, this facility provides for an advance of up to 90% based upon the collateral provided under a borrowing based calculation. This facility finances the Company’s whole loan originations and acquisitions. The Company incurred interest expense of approximately $602 and $3,326, respectively, for the three and nine months ended September 30, 2006. As of September 30, 2006, approximately $39,625 was outstanding under this facility, with a weighted average interest rate of 5.83%. As of September 30, 2006, the Company had $360,375 of capacity under these facilities to fund future investments. The borrowings under this facility were collateralized by the following investments at September 30, 2006:

Investment Type	Number of Loans	Carrying Value	Market Value
Whole loans	3	$49,070	$48,966

The $250,000 DB Warehouse Facility had an initial repurchase date of May 30, 2006. The Company elected to extend this facility to November 29, 2006, at which time the Company may extend this facility for an additional three-month period so long as all of the extension conditions are timely satisfied. Advances under this facility bear interest only, which is reset monthly, with a pricing spread of 125 basis points over a 30-day LIBOR. Based on the Company’s investment activities, this facility provides for an advance rate of up to 65% based upon the collateral provided under a borrowing based calculation. This facility finances the Company’s origination or acquisition of B Notes, mezzanine loans and CMBS. As of September 30, 2006, the Company has no borrowings under this facility. As of September 30, 2006, the Company had $250,000 of additional capacity under this facility to fund future investments. The Company incurred interest expense of approximately $0 and $2,426, respectively, for the three and nine months ended September 30, 2006. As of September 30, 2006 the Company has no borrowings under this facility.

The DB Warehouse Facilities contain certain covenants, the most material of which are requirements that the Company maintain a minimum tangible net worth of no less than $125,000, a minimum debt service coverage not less than 1.5 to 1 in aggregate, a ratio of indebtedness-to-tangible net worth not to exceed 3.5 to 1, and minimum cash or marketable securities of not less than (i) $10,000 for a debt-to-book equity ratio above 2 to 1, (ii) $5,000 for a debt-to-book equity ratio between 1 to 1 and 2 to 1, and (iii) $3,000 for a debt-to-book equity ratio below 1 to 1. The Company is in compliance with all covenants and restrictions as of September 30, 2006.

Bank of America Warehouse Facilities

On January 27, 2006 and February 13, 2006, the Company entered into master repurchase agreements with Bank of America, N.A. and Banc America Securities LLC (the “Bank of America Warehouse Facilities”) with $200,000 and $250,000, respectively, of borrowing capacity to finance its investment in whole loans, bridge loans, B Notes, mezzanine loans and CMBS. These repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets.

The $200,000 Bank of America Warehouse Facility has a repurchase date of (1) January 26, 2007 or (2) the date on which a second CDO transaction sponsored by the Company closes. The repurchase date may be extended for up to two additional 364-day periods following the initial repurchase date at the buyer’s sole discretion, provided, that, if the Company intends to extend the repurchase date, (i) the buyer agrees to such extension within 30 days of receipt of the Company’s written notice to extend the repurchase date, which shall have been delivered to the lender at least 90 days but no more than 120 days prior to the initial repurchase date and (ii) with respect to the second extension, no default or an event of default (as defined in the repurchase agreement) has occurred or be continuing. Advances under this facility bear interest only which is reset monthly, with a range of pricing spreads of 50 basis points to 170 basis points over 30-day LIBOR. Based on the Company’s investment activities, this facility provides for an advance of between 55% and 95% based upon the collateral provided under a borrowing based calculation. This facility finances the Company’s origination or acquisition of whole loans, bridge, B Notes, mezzanine loans and CMBS. The Company incurred interest expense of approximately $1,449 and $2,086, respectively, for the three and nine months ended September 30, 2006. As of September 30, 2006, approximately $79,910 was outstanding under this facility, with a weighted average interest rate of 6.46%. As of September 30, 2006, the Company had $120,090 of capacity under these facilities to fund future investments. The borrowings under this facility were collateralized by the following investments (dollars in thousands):

Investment Type	Number of Investments	Carrying Value	Market Value
Subordinated Debt	2	$63,655	$63,853
CMBS	11	$47,947	$47,947

The $250,000 Bank of America Warehouse Facility has a repurchase date on the 364th day following the effective date and no later than May 31, 2007. The repurchase date may be extended for up to two additional 364-day periods following the initial repurchase date at the buyer’s sole discretion, provided that, if the Company intends to extend the repurchase date, (i) the buyer agrees to such extension within 30 days of receipt of the Company’s written notice to extend the repurchase date, which shall have been delivered to the lender at least 90 days but no more than 120 days prior to the initial repurchase date and (ii) with respect to the second extension, no default or an event of default (as defined in the repurchase agreement) has occurred or be continuing. CBRE Realty Finance TRS, Inc. (the “TRS”) is also a party to this agreement and the Company and the TRS are jointly and severally liable thereunder. Advances under this facility bear interest only, which is reset monthly, with a range of pricing spreads of 50 basis points to 120 basis points over 30-day LIBOR. Based on the Company’s investment activities, this facility provides for an advance of between 55% and 92.5% based upon the collateral provided under a borrowing based calculation. This facility finances the Company’s whole loan origination or acquisition whole loans. The Company had not incurred interest expense for the three and nine months ended September 30, 2006 related to this Bank of America Warehouse Facility. As of September 30, 2006 the Company has no borrowings under this facility. As of September 30, 2006 the Company had $250,000 of capacity under this facility to fund future investments.

The Bank of America Warehouse Facilities contain certain covenants, the most material of which are requirements that the Company maintain a minimum tangible net worth of no less than $250,000, a minimum debt service coverage of not less than 1.5 to 1 in the aggregate, a ratio of total liability to total assets greater than 0.80 to 1.0, and minimum cash and marketable securities of not less than $10,000. The Company is in compliance with all covenants as of September 30, 2006.

Wachovia Warehouse Facilities

In July 2006, the Company entered into a mortgage loan purchase agreement with Wachovia Bank, N.A. aggregating $175,000 of borrowing capacity (the “Wachovia Warehouse Interim Facility”). The $175,000 Wachovia Warehouse Interim Facility had an initial fixed repurchase date of September 1, 2006 which is accelerated in connection with the closing of a master repurchase facility by the parties to this agreement. The repurchase date of this facility was extended to October 6, 2006. Advances under this facility bear interest only, which reset monthly, with a range of pricing spreads of 50 to 225 basis points over 30-day LIBOR. Based on the Company’s investment activities, this facility provides for an advance of between 50% and 95% based upon the collateral provided under a borrowing based calculation. The Company incurred interest expense of approximately $1,679 and $1,679, respectively, for the three and nine months ended September 30, 2006. As of September 30, 2006, the outstanding balance under this facility was approximately $169,702 with a weighted average borrowing rate of 6.09%. As of September 30, 2006, the Company had $5,298 of capacity under this facility to fund future investments. The borrowings under this facility were collateralized by the following investments (dollars in thousands):

Investment Type	Number of Investments	Carrying Value	Market Value
Whole Loans	4	$167,180	$169,916
CMBS	1	$25,964	$25,964

The borrowings under this facility were paid off on October 4, 2006 and the facility was closed.

In August 2006, the Company entered into a master repurchase agreement with Wachovia N.A. aggregating $300,000 of borrowing capacity (the “Wachovia Warehouse Facility”). The $300,000 Wachovia Warehouse Facility has an initial fixed repurchase date of August 24, 2009, which may be extended for a period not to exceed 364 days upon our written request to the buyer at least 30 days, but no more than 60 days, prior to the initial repurchase date, if (i) no default or event of default (as defined in the repurchase agreement) has occurred or continuing and (ii) upon the company’s payment to the buyer of a certain extension fee. Advances under this facility bear interest only, which is reset monthly, with a range of pricing spreads from 20 to 200 basis points over 30-day LIBOR. Based on the Company’s investment activities, this facility provides for an advance of between 50% and 95% based upon the collateral provided under a borrowing based calculation. The Company incurred interest expense of approximately $352 and $352, respectively, for the three and nine months ended September 30, 2006. As of September 30, 2006, the outstanding balance under this facility was approximately $122,547 with a weighted average borrowing rate of 6.34%. As of September 30, 2006, the Company had $177,453 of capacity under this facility to fund future investments. The borrowings under this facility were collateralized by the following investments (dollars in thousands):

Investment Type	Number of Investments	Carrying Value	Market Value
Whole Loans	4	$109,589	$111,217
Subordinated Debt	3	$30,035	$30,275
CMBS	1	$2,484	$2,484

The Wachovia Warehouse Facilities contain certain covenants, the most material of which are requirements that the Company maintain a minimum tangible net worth of no less than the sum of $250,000, a ratio of total liability to total assets greater than 0.80 to 1.0 (for the Wachovia Warehouse Facility) and 75% of the net proceeds of the issuance by the Company of any capital stock of any class and minimum cash and marketable securities of not less than $10,000 million. The Company is in compliance with all covenants and restrictions as of September 30, 2006.

Repurchase Agreements

The Company has certain CMBS and loan investments (the “collateral assets”) purchased from a counterparty that are financed through a repurchase agreement with the same counterparty. The Company believes that in accordance with FASB Concept Statement No. 6, (“CON 6”) “Elements of Financial Statements,” it is entitled to obtain the future economic benefits of the collateral assets and it is obligated under the repurchase agreement. Therefore, the Company currently records the collateral assets and the related financing gross on its balance sheet, and the corresponding interest income and interest expense gross on its income statement. In addition, any change in fair value of the commercial mortgage backed securities included in the collateral assets, is reported through other comprehensive income since these are classified as available for sale securities in accordance with FASB Statement No. 115, (“SFAS 115”) “Accounting for Certain Investments in Debt and Equity Securities.”

However, an alternative view could be taken that in a transaction where assets are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the sellers’ perspective. In such a case, the seller may be required to continue to consolidate the assets sold to the Company. Under this view, the Company would be precluded from presenting the assets gross on its balance sheet and would instead treat its net investment in such assets as a derivative. Under this view, the interest rate swaps entered into by the Company to hedge its interest rate exposure with respect to these transactions would no longer qualify for hedge accounting, but would be marked to market through the income statement.

This potential change would not affect the economics of the transactions but would affect how the transactions are reported in the Company’s financial statements. If the Company were to apply this view to its transactions, for the three and nine months ended September 30, 2006, the change in net income per common diluted share would be immaterial and its total assets and total liabilities would each be reduced by $19,252 at September 30, 2006.

NOTE 10—Junior Subordinated Debentures

In July 2006, the Company completed the issuance of $50,000 in unsecured trust preferred securities through a newly formed Delaware statutory trust, CBRE Realty Finance Trust I (“CRFT I”), which is one of the Company’s wholly-owned subsidiaries. The securities bear interest at a fixed rate of 8.10% for the first ten years ending July 2016. Thereafter the rate will float based on the 90-day LIBOR plus 249 points. The base management fee that the Company pays to the Manager pursuant to the management agreement is based on gross stockholders’ equity which our board of directors had previously determined to include the trust preferred securities. The Company paid a base management fee on the trust preferred securities to the Manager from July 26, 2006 to September 27, 2006 in the amount of approximately $174. However, beginning September 28, 2006, the Company will not pay such a fee on trust preferred securities to the Manager.

CRFT I issued $1,550 aggregate liquidation amount of common securities, representing 100% of the voting common stock of CRFT I to the Company for a total purchase price of $1,550. CRFT I used the proceeds from the sale of trust preferred securities and the common securities to purchase the Company’s junior subordinated notes. The terms of the junior subordinated notes match the terms of the trust preferred securities. The notes are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations. The Company realized net proceeds from the offering of approximately $48,784.

NOTE 11—COMMITMENTS and CONTINGENCIES

Litigation

The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company.

Unfunded Commitments

The Company currently has unfunded commitments to fund loan advances and joint venture equity contributions. The table below summarizes our unfunded commitments as of September 30, 2006.

	Total Commitment Amount	Current Funded Amount	Total Unfunded Commitment
Loans	$146,723	$114,364	$32,359
Joint Venture Equity	61,831	58,767	3,064

Total	$208,554	$173,131	$35,423

NOTE 12—RELATED PARTY TRANSACTIONS

Management Agreement

The Company’s Management Agreement provides for an initial term through December 2008 and will automatically renew for a one-year term each anniversary date thereafter, subject to certain termination rights. After the initial term, the Company’s independent directors will review the Manager’s performance annually and the Management Agreement may be terminated subject to certain termination rights. The Company’s executive officers own approximately 26.1% of the Manager.

The Company pays the Manager a base management fee monthly in arrears in an amount equal to 1/12 of the sum of (i) 2.0% of the Company’s gross stockholders’ equity (as defined in the Management Agreement) of the first $400,000 of the Company’s equity; and (ii) 1.75% of the Company’s equity in an amount in excess of $400,000 and up to $800,000; and (iii) 1.5% of the Company’s equity in excess of $800,000. Additionally, from July 26, 2006 to September 27, 2006, the Company considered the outstanding trust preferred securities as part of gross stockholders’ equity in calculating the base management fee. The Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are the Company’s officers, receive no cash compensation directly from the Company. For the three and nine months ended September 30, 2006, the Company paid $1,522 and $4,369, respectively, to the Manager for the base management fee under this agreement. As of September 30, 2006, $577 of management fees were accrued.

In addition to the base management fee, the Manager may receive quarterly incentive compensation. The purpose of the incentive compensation is to provide an additional incentive for the Manager to achieve targeted levels of Funds From Operations (as defined in the Management Agreement) and to increase the Company’s stockholder value. The Manager may receive quarterly incentive compensation in an amount equal to the product of: (i) twenty-five percent (25%) of the dollar amount by which (A) the Company’s Funds From Operations (after the base management fee and before incentive compensation) per share of common stock for such quarter (based on the weighted average of shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of the Company’s common stock in the Company’s June 2005 private offering and the prices per share of the Company’s common stock in any subsequent offerings (including the Company’s initial public offering), multiplied by (2) the greater of (a) 2.25% or (b) 0.75% plus one-fourth of the Ten Year Treasury Rate (as defined in the Management Agreement) for such quarter, multiplied by (ii) the weighted average number of shares of the Company’s common stock outstanding during such quarter. The Company will record any incentive fees as a management fee expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the Management Agreement. For the three and nine months ended September 30, 2006, no amounts were paid or were payable to the Manager for the incentive management fee under this agreement.

The Management Agreement also provides that the Company will reimburse the Manager for various expenses incurred by the Manager or its affiliates on the Company’s behalf, including but not limited to costs associated with formation and capital raising activities and general and administrative expenses. Without regard to the amount of compensation received under the Management Agreement, the Manager is responsible for the wages and salaries of the Manager’s officers and employees. For the three and nine months ended September 30, 2006, the Company paid approximately $160 and $538, respectively, to the Manager for expense reimbursements. As of September 30, 2006, $49 of expense reimbursements were accrued and are included in other liabilities.

Affiliates

As of September 30, 2006, an affiliate of the Manager, CBRE Melody of Texas, LP and its principals, owned 1.4 million shares (1.1 million of which were purchased in the Company’s June 2005 private offering and 300,000 shares of which are restricted common stock), and has options to purchase an additional 500,000 shares of common stock.

GEMSA Servicing

GEMSA Loan Services (“GEMSA”) is utilized by the Company as a loan servicer. GEMSA is a joint venture between CBRE/Melody & Company and GE Capital Real Estate. The Company’s fees for GEMSA’s services for the three and nine months ended September 30, 2006 amounted to $21 and $42, respectively, and were at market rates.

NOTE 13—STOCKHOLDERS’ EQUITY

Capital Stock

The Company’s authorized capital stock consists of 150,000,000 shares of capital stock, $0.01 par value per share, of which the Company have authorized the issuance of up to 100,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share.

On May 10, 2005, the Company had 1,000 shares of common stock outstanding valued at approximately $1. On June 9, 2005, these shares were redeemed in connection the completion of a private offering of 20,000,000 shares of common stock. Net proceeds of $282,465 from the private offering were used primarily to fund investments. Upon completion of the offering, the Company granted 567,755 shares of restricted stock and options to purchase 813,600 shares of common stock having an exercise price of $15.00 per share under the 2005 Equity Incentive Plan.

On September 27, 2006, the Company priced its initial public offering (“the Offering”) of common stock, with public trading of the Company’s common stock commencing on September 28, 2006. The Offering was for 11,012,624 shares of its common stock at a price of $14.50 per share, which includes the exercise in full of the underwriters’ option to purchase an additional 1,436,429 shares of common stock. Of these shares, 9,945,020 were sold by the Company and 1,067,604 were sold by selling stockholders. Net proceeds from both the Offering and the over-allotment option, after underwriting discounts and commissions of $8,652 and other offering expenses of $2,278, were $133,273, which the Company received on October 3, 2006. The net proceeds were used to repay outstanding indebtedness under the Wachovia Warehouse Interim Facility. The shares are included in the outstanding share count as of September 30, 2006 with the net proceeds recorded as contra equity (Common Stock Subscriptions Receivable) on the balance sheet.

Dividends

On September 5, 2006, the Company declared dividends of $0.28 per share of common stock, payable with respect to the three month period ended September 30, 2006, to stockholders of record at the close of business on September 18, 2006. The Company paid these dividends on October 11, 2006.

Comprehensive Income

The following table summarizes comprehensive income for the three and nine months ended September 30, 2006, the three months ended September 30, 2005, and the period May 10, 2005 (inception) through September 30, 2005 is as follows (dollars in thousands):

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006	For the Period May 10, 2005 (inception) through September 30, 2005
Net income	$2,279	$390	$10,196	$(674)
Unrealized gain (loss) on CMBS securities available for sale and derivatives	(8,314)	1,159	(190)	1,139

Comprehensive Income	(6,035)	1,549	10,006	465

Equity Incentive Plan

The Company established a 2005 equity incentive plan, (“2005 Equity Incentive Plan”) for officers, directors, consultants and advisors, including the Manager, its employees and other related persons. The 2005 Equity Incentive Plan authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, or ISOs; (ii) the grant of stock options that do not qualify, or NQSOs and (iii) grants of shares of restricted common stock. The exercise price of stock options will be determined by the compensation committee and fully ratified by the board of directors, but may not be less than 100% of the fair market value of a share on the day the option is granted. The total number of shares subject to awards granted under the 2005 Equity Incentive Plan may not exceed 2,000,000. As of December 31, 2005, approximately 600,000 shares of restricted stock and 1,000,000 options to purchase shares of the Company’s common stock were granted, or reserved for issuance under the 2005 Equity Incentive Plan.

As of December 31, 2005, restricted stock awards aggregating 565,087 shares of the Company’s common stock were granted under the 2005 Equity Incentive Plan to the Manager, its employees and related persons. These awards have a vesting period of three years and accrue dividends at the same rate and on the same date as the Company’s common stock. The Company also issued restricted stock awards aggregating 2,668 shares of the Company’s common stock to its directors, which vest over one year. The holders of restricted stock awards are prohibited from selling these shares until they vest.

In January 2006, 119,500 shares of restricted stock, net of forfeitures, and options to purchase 66,550 shares of the Company’s common stock, net of forfeitures, with an exercise price of $15.00 per share were issued to certain employees of the Company’s Manager under the 2005 Equity Incentive Plan. Options granted under the 2005 Equity Incentive Plan are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire five years from the date of the grant, are not transferable other than at death, and are exercisable ratably over a three year period commencing one year from the date of grant.

In August 2006, 20,300 shares of restricted stock and options to purchase 18,100 shares were forfeited by former employees of the Manager, and additional options to purchase 17,850 shares were granted to these former employees.

In September 2006, 10,833 shares of restricted stock and options to purchase 6,667 shares were forfeited by former employees of the Manager, and additional options to purchase 2,000 shares were granted to these former employees.

The fair value of the options was estimated by reference to the Black-Scholes-Merton formula, a closed-form option pricing model. Estimating the volatility of the share price of a privately held company is complex because there is no readily available market for the shares. The Company estimated the volatility of its stock based on available information on volatility of stocks of publicly held companies in the industry. Since the 2005 Equity Incentive Plan has characteristics significantly different from those of traded options, and since the assumptions used in such model, particularly the volatility assumption, are subject to significant judgment and variability, the actual value of the options could vary materially from management’s estimate. The assumptions used in such model are provided below:

As of September 30, 2006
Expected life (in years)	4
Risk-free interest rate	4.61%
Volatility	21%
Dividend yield	9.5%

Non-cash compensation expense related to shares subject to awards is recorded ratably over their vesting period. The components of non-cash stock-based compensation expense presented on the consolidated statement of income, for the three and nine months ended September 30, 2006, the three months ended September 30, 2005 and the period May 10, 2005 (inception) through September 30, 2005 are as follows:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	For the Period May 10, 2005 (inception) through September 30, 2005
Options granted to Manager, its employees and other related parties	$82	$59	$255	$71
Restricted shares granted to Manager, its employees and other related parties	868	699	2,507	869
Restricted shares granted to certain directors	—	10	17	13

Total stock based compensation expense	$950	$768	$2,779	$953

NOTE 14—DERIVATIVES

In the normal course of business, the Company uses a variety of derivative instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments are associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it is probable that the underlying transaction is expected to occur. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

The Company’s derivative products typically include interest rate swaps. The Company expressly prohibits the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, it has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

The Company uses interest rate swaps to hedge all or a portion of the interest rate risk associated with its borrowings. The counterparty to the majority of these contractual arrangements is Credit Suisse International, a major financial institution and an affiliate of one of our underwriters, with which the Company and its affiliates may also have other financial relationships. The Company has also entered into interest rate swaps with Deutsche Bank, New York Branch, as counterparty. In the event of nonperformance by counterparty, the Company is potentially exposed to credit loss. However, the Company anticipates that the counterparties will not fail to meet their obligations under the interest rate swap agreements. On the date the Company enters into a derivative contract, the derivative is designated as: (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized liability (“cash flow” hedge); (2) a hedge of exposure to fair value of a recognized fixed-rate asset; or (3) a contract not qualifying for hedge accounting (“free standing” derivative).

To determine the fair value of derivative instruments, the Company used a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives and long-term investments, standard market conventions and techniques such as discounted cash flow analysis, option-pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

The following table summarizes the fair value of the derivative instruments held as of September 30, 2006:

Contract	Estimated Fair Value at September 30, 2006
Derivatives designated as cash flow hedges	$(7,734)
Free-standing hedges	$338

For the three and nine months ended September 30, 2006, the three months ended September 30, 2005 and the period May 10, 2005 (inception) through September 30, 2005, the Company recognized gains (losses) on derivatives of ($1), $3,634, $534 and $535, respectively. In March 2006, 14 interest rate swap agreements were terminated in conjunction with the CDO transaction. The termination resulted in a realized gain of $1,909 on the free-standing hedges and a deferred gain of $2,688 on the effective cash flow hedges. In all of the current interest rate swap agreements the Company pays a fixed interest rate (semi-annually or monthly) and receives a floating interest rate (monthly based on 30-day LIBOR) from the counterparty. The Company, through one of its consolidated joint ventures, entered into an interest cap with a notional amount of $25,000 with a strike price of 4.16% and a maturity date of December 15, 2007. As of September 30, 2006, the estimated value of the 24 interest rate swaps and one interest rate cap, included in derivative assets and liabilities on the balance sheet, was approximately ($7,396) and represents the amount that would be paid by the Company if the agreements were terminated, based on current market rates on that date.

NOTE 15—EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. In accordance with SFAS No. 128 “Earnings Per Share,” certain shares of nonvested restricted stock are not included in the calculation of basic EPS (even though shares of nonvested restricted stock are legally outstanding). Diluted earnings per share takes into account the effect of dilutive instruments, such as common stock options and shares of unvested restricted common stock, but use the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding (treasury stock method). The following table presents a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2006, the three months ended September 30, 2005, and the period May 10, 2005 (inception) through September 30, 2005:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	For the Period May 10, 2005 (inception) through September 30, 2005
Basic:
Net income (loss)	$2,279	$390	$10,196	$(674)
Weighted-average number of shares outstanding	20,484	20,000	20,178	20,000
Basic earnings (loss) per share	$0.11	$0.02	$0.51	$(0.03)

Diluted:
Net income	$2,279	$390	$10,129	$(674)
Weighted-average number of shares outstanding	20,484	20,000	20,178	20,000
Plus: Incremental shares from assumed conversion of dilutive instruments	95	108	136	—
Adjusted weighted-average number of shares outstanding	20,579	20,108	20,314	20,000
Diluted earnings per share	$0.11	$0.02	$0.50	$(0.03)

NOTE 16—SUBSEQUENT EVENTS

On October 3, 2006, the Company closed the Offering and received net proceeds of approximately $133,300 after deducting underwriting discounts and commissions of approximately $8,700 and other offering expenses of approximately $2,300. On October 4, 2006, the Company used all of the Offering net proceeds combined with existing cash to pay off approximately $140,100 outstanding under the Wachovia Warehouse Interim Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a commercial real estate specialty finance company organized in May 2005 that is primarily focused on originating, acquiring, investing in, financing and managing, a diversified portfolio of commercial real estate-related loans and securities, including whole loans, subordinate interests in whole loans, which we refer to as B Notes, commercial mortgage-back securities, which we refer to as CMBS, mezzanine loans, joint venture investments, and other real estate or real estate-related investments. We are externally managed and advised by CBRE Realty Finance Management, LLC, which we refer to as our Manager, an indirect subsidiary of CB Richard Ellis, Inc., which we refer to as CBRE, and a direct subsidiary of CBRE Melody & Company, which we refer to as CBRE/Melody. We have elected to be taxed as a real estate investment trust, or REIT, for U.S. Federal income tax purposes commencing with our taxable year ending December 31, 2005. Accordingly, we generally will not be subject to federal income taxes if we meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to our stockholders. However, we have a taxable REIT subsidiary, which we refer to as our TRS, which will incur federal, state and local taxes on the taxable income from their activities.

We have invested, on a relative value basis, in transactions in a variety of markets and secured by many different property types. We have also focused our investments in markets and transactions where we believe we have an advantage due to knowledge and insight provided by our affiliation with CBRE.

We believe that we have access to many investment and finance opportunities that emerge from our affiliation with CBRE. We source our investments through two primary channels: our unique relationship with the CBRE/Melody origination system, which we refer to as the affiliated CBRE system; and the origination capabilities of our management team, including their relationships with borrowers, sellers of whole loans and various financial institutions and other financial intermediaries, which we refer to as our internal origination system. The combination of these systems allows us to consider a high volume of investment opportunities which allow us to be highly selective about which opportunities we pursue.

In each financing transaction we undertake, we seek to control as much of the capital structure as possible. We generally seek to accomplish this through the direct origination of whole loans and other investments, the ownership of which permits a wide variety of syndication and securitization executions. By providing a single source of financing to a borrower, we intend to streamline the lending process, give greater certainty to the borrower and retain the portion of the capital structure that will generate what we believe to be the most attractive and appropriate total returns based on our risk assessment of the investment. Providing a broad array of financing solutions combined with our access to a national network of relationships and information allows us to target and adjust our investment focus depending upon how we view markets and property types in various geographic regions.

Because of the high relative valuation of debt instruments in the current market and a generally increasing interest rate environment, we have managed our exposure to interest rate changes that could affect our liquidity. We generally match our assets and liabilities in terms of base interest rates (generally 30-day LIBOR) and expected duration. We recently closed our first collateralized debt obligation, or CDO, issuance which will enable us to secure term financing and match fund our assets and liabilities to achieve our financing and return objectives.

As of September 30, 2006, we held investments of approximately $1.2 billion, including origination costs and fees, and net of repayments and sales of partial interests in loans. As of September 30, 2006, our investment portfolio consisted of the following (dollars in thousands):

Security Description	Carrying Value	Number of Investments	Percent of Total Investments	Weighted Average
				Coupon	Yield to Maturity	LTV
Whole loans(1)	$593,770	24	49.4%	6.76%	6.46%	69%
B Notes	155,302	7	12.9%	9.05%	9.06%	71%
Mezzanine loans	204,909	11	17.1%	9.40%	9.02%	69%
CMBS	189,578	40	15.8%	6.40%	8.31%	—
Joint venture investments(2)	57,914	7	4.8%	—	—	—

Total	$1,201,473	89	100.0%

(1)	Includes originated whole loans, acquired whole loans and bridge loans.
(2)	Includes our equity investment in two limited liability companies which are deemed to be VIEs and which we consolidate in our audited financial statements because we are deemed to be the primary beneficiary of these VIEs under FIN 46R.

The following table depicts our investment activity for the third and fourth quarters of 2005 and the first, second and third quarters of 2006 (our first five full quarters of operations) and the percentage of such investment activity sourced through the affiliated CBRE system and our internal origination system (dollars in millions):

	Total Investment Activity	Percentage Sourced through Affiliated CBRE System	Percentage Sourced by Internal Origination System
Third Quarter 2005(1)	$266.9	26.2%	35.7%
Fourth Quarter 2005	304.3	26.7%	13.8%
First Quarter 2006	187.2	71.1%	16.8%
Second Quarter 2006	185.0	29.2%	—%
Third Quarter 2006	398.1	92.6%	—%

Total Activity	$1,341.5	52.7%	23.9%

(1)	Includes investment activity from June 9, 2005 (our first partial month of operations).

Outlook

Our business strategy of originating and acquiring investments is affected by general U.S. commercial real estate fundamentals and the overall U.S. economic environment. Further, our strategy is influenced by the specific characteristics of the underlying real estate assets that serve as collateral for our investments. We have designed our strategy to be flexible so that we can adjust our investment activities and portfolio weightings given changes in the U.S. commercial real estate capital and property markets and the U.S. economy.

We believe that the real estate business is influenced by a number of general economic and specific real estate factors. Those factors include, among other things, the level and direction of interest rates, capital flows, job creation, income levels and new supply of real estate properties. We believe most of these are moving in a positive direction. The U.S. economy has been producing new jobs at a positive pace, income levels are increasing and new supply of space is being constrained by a variety of costs, including increased costs of new construction. Our general view is that most commercial real estate product classes should continue to perform well given the current economic environment and real estate fundamentals.

While interest rates rose in 2006 and the yield curve inverted, interest rates are still at historically low levels. Although rising interest rates can have a negative effect on the broad economy and the real estate markets, we do not believe that we will experience a sizeable and swift increase in interest rates over the next few years. Due to our focus on making floating rate investments and swapping fixed interest rates for floating interest rates on borrowings, our portfolio should continue to perform well in an increasing interest rate environment. We note that even though interest rates have increased recently, the commercial real estate debt market has experienced very low default rates and we expect this trend to continue. The Federal Reserve policymakers have not raised rates since June 2006 and have indicated a likelihood that rates will remain the same in the near future.

Capital flows to real estate increased in 2005 and 2006 and are likely to continue to grow in 2007. As an asset class, real estate continues to appeal to a broad mix of investors having a diverse set of investment objectives including current yield and capital appreciation. We believe that real estate continues to look attractive to investors on both an absolute basis and relative to alternative investments. The increased capital flows have resulted in increased competition and lower spreads in 2005 and most of 2006 on debt instruments but also have reduced our cost of funds. The capital flows have driven values higher as capitalization rates have declined. During the second half of 2006 we have seen spreads moderate on debt instruments. These capital flows will likely continue even as interest rates moderate. Over time, we expect that capitalization rates will likely follow but lag the increase in long-term interest rates.

Results of Operations

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Revenues

Investment income increased by $16.7 million to $18.1 million for the three months ended September 30, 2006, from $1.4 million for the three months ended September 30, 2005, as the overall investment portfolio increased to $1.2 billion at September 30, 2006 from $267.0 million at September 30, 2005; specifically, the increase in the third quarter of 2006 was generated by our whole loans ($5.5 million), B Notes ($4.3 million), mezzanine loans ($4.1 million) and CMBS ($2.8million).

Real estate operating income increased by $1.7 million to $1.7 million for the three months ended September 30, 2006, from none for the three months ended September 30, 2005, which primarily represents rental income from our two consolidated joint ventures.

Other income decreased by $0.8 million to $0.9 million for the three months ended September 30, 2006, from $1.7 million for the three months ended September 30, 2005, which represents interest earned on cash balances primarily from overnight repurchase investments.

Expenses

Interest expense increased by $13.2 million to $13.3 million for the three months ended September 30, 2006, from $0.1 million for the three months ended September 30, 2005, of which $7.5 million represents interest on our CDO financing, which had a weighted average spread to 30-day LIBOR of 50 basis points (or 5.83%), $4.1 million represents interest on borrowings on our warehouse facilities, which had a weighted average spread to 30-day LIBOR of 89 basis points (or 6.21%), $0.8 million represents interest on our consolidated real estate joint venture mortgages, and $0.7 million represents interest on our trust preferred securities. The remaining balance in interest expense is comprised of $0.4 million of net swap interest income related to our derivative contracts, $0.4 million of amortization of deferred financing costs related, primarily, to the closing of our warehouse facilities and our CDO financing and $0.1 million of servicing fees.

Management fees increased by $0.2 million to $1.6 million for the three months ended September 30, 2006 from $1.4 million for the three months ended September 30, 2005, mostly attributable to the management fee charged on our trust preferred securities from July 27, 2006 to September 27, 2006, which represent fees paid or payable to our Manager under our management agreement.

General and administrative expenses increased by $0.7 million to $2.4 million for the three months ended September 30, 2006, from $1.7 million for the three months ended September 30, 2005, of which the increase was attributable to $0.1 million from professional fees, insurance, and general overhead costs, $0.1 million from expense reimbursements to our Manager under our management agreement and $0.3 million from purchase and acquisition investment activity. Stock-based compensation expenses increased $0.2 million for the three months ended September 30, 2006. This represents the cost of restricted stock and options granted to our Manager, our executive officers and directors and our Manager. The restricted stock and options for our directors will vest one year from the date of grant and for all other grantees will vest equally over a three-year period. The shares of restricted stock receive dividends as declared and paid. The compensation expense recorded for the three months ended September 30, 2006 represents a ratable portion of the expense based on the fair value of these shares and options over their vesting period.

The management fees, expense reimbursements, formation costs and the relationship between our Manager, our affiliates and us are discussed further in “—Related Party Transactions.”

Gains on derivatives

Gains on derivatives decreased by $0.5 million to none for the three months ended September 30, 2006. $0.5 million was an unrealized gain related to our interest rate swaps in the third quarter of 2005.

Gains on sale of investments

Gains on sale of investments increased by $0.4 million to $0.4 million for the three months ended September 30, 2006, from none for the three months ended September 30, 2005, of which $0.4 million was a realized gain related to the sale of a CMBS investment.

Nine Months Ended September 30, 2006 Compared to the Period May 10, 2005 (inception) Through September 30, 2005

Revenue

Investment income increased by $40.6 to $42.0 million for the nine months ended September 30, 2006, from $1.4 million for the period May 10, 2005 (inception) through September 30, 2005, as the overall investment portfolio increased to $1.2 billion at September 30, 2006, from $267.0 million at September 30, 2005; specifically, the increase for the nine months ended September 30, 2006, was generated by our whole loans ($13.9 million), B Notes ($9.2 million), mezzanine loans ($10.8 million) and CMBS ($6.4million) as well as placement fees of $0.4 million in connection with these investments.

Real estate operating income increased by $3.8 million to $3.8 million for the nine months ended September 30, 2006, from none for the period May 10, 2005 (inception) through September 30, 2005, which primarily represents rental income from our two consolidated joint ventures.

Other income increased by $0.3 million to $2.6 million for the nine months ended September 30, 2006, from $2.3 million for the period May 10, 2005 (inception) through September 30, 2005, which represents interest earned on cash balances primarily from overnight repurchase investments.

Expenses

Interest expense increased by $27.8 million to $27.9 million for the nine months ended September 30, 2006, from $0.1 million for the period May 10, 2005 (inception) through September 30, 2005, of which $14.9 million represents interest on our CDO financing, which had a weighted average spread to 30-day LIBOR of 50 basis points (or 5.83%), $9.9 million represents interest on borrowings on our warehouse facilities, which had a weighted average spread to 30-day LIBOR of 89 basis points (or 6.21%),$1.7 million represents interest on our consolidated real estate joint venture mortgages, and $0.7 million represents interest on our trust preferred securities. The remaining balance in interest expense is comprised of $0.4 million of net swap interest income related to our derivative contracts, $0.7 million of amortization of deferred financing costs related, primarily, to the closing of our warehouse facilities and our CDO financing and $0.3 million of servicing fees.

Management fees increased by $2.7 million to $4.4 million for the nine months ended September 30, 2006, from $1.7 million for the period May 10, 2005 (inception) through September 30, 2005, $2.5 million was attributable to the fact that the 2006 reporting period was for three full quarters and $0.2 million attributable to the management fee charged on out trust preferred securities from July 27, 2006 to September 27, 2006, which represent fees paid or payable to our Manager under our management agreement.

Formation costs decreased by $0.9 million to none for the nine months ended September 30, 2006, from $0.9 million for the period May 10, 2005 (inception) through September 30, 2005, and represent direct organizational, administrative and consulting expenses incurred prior to May 10, 2005 related to establishing our structure and operations. Of these costs, $0.4 million were reimbursed to an affiliate of our Manager, CBRE/Melody, from the proceeds of our June 2005 private offering.

General and administrative expenses increased by $3.9 million to $6.9 million for the nine months ended September 30, 2006, from $3.0 million for the period May 10, 2005 (inception) through September 30, 2005, of which the increase was attributable to $1.5 million from professional fees, insurance, and general overhead costs, $0.6 million from expense reimbursements to our Manager under our management agreement and $0.9 million from purchase and acquisition investment activity, offset by a decrease in formation cost of $.9 million which represent direct organizational, administrative and consulting expenses incurred prior to May 10, 2005 related to establishing our structure and operations. Of these costs, $0.4 million were reimbursed to an affiliate of our Manager, CBRE/Melody, from the proceeds of our June 2005 private offering. Stock-based compensation expenses increased $1.8 million for the nine months ended September 30, 2006. This represents the cost of restricted stock and options granted to our Manager, our executive officers and directors and certain persons related to our Manager. The restricted stock and options for our directors will vest one year from the date of grant and for all other grantees will vest equally over a three-year period. The shares of restricted stock receive dividends as declared and paid. The compensation expense recorded for the three months ended September 30, 2006 represents a ratable portion of the expense based on the fair value of these shares and options over their vesting period.

The management fees, expense reimbursements, formation costs and the relationship between our Manager, our affiliates and us are discussed further in “—Related Party Transactions.”

Gains on derivatives

Gains on derivatives increased by $3.1 million to $3.6 million for the nine months ended September 30, 2006, from $0.5 million for the period May 10, 2005 (inception) through September 30, 2005, of which $3.6 million was a realized gain related to the termination of interest rate swaps in conjunction with the CDO transaction and the sale of an A note in the first quarter of 2006. There was a $0.5 million decrease in unrealized gains related to our interest rate swaps to none for the nine months ended September 30, 2006 from $0.5 million for the period May 10, 2005 (inception) through September 30, 2005.

Gains on Sale of Investments

Gains on Sale of Investments increased by $0.3 million to $0.3 million for the nine months ended September 30, 2006, of which $0.4 million was a realized gain related to the sale of a CMBS investment and $0.1 million was a realized loss related to the sale of an A note.

Liquidity and Capital Resources

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends and for other general business needs. Our primary sources of funds for short-term liquidity, including working capital, distributions and additional investments consist of (i) funds raised from our June 2005 private offering and our October 2006 initial public offering, or our IPO; (ii) funds raised from our July 2006 issuance of trust preferred securities (iii) cash flow from operations; (iv) borrowings under our two master repurchase agreements with Deutsche Bank AG, Cayman Islands Branch, which we refer to as the DB Warehouse Facilities, and two master repurchase agreements with Bank of America, N.A. and Banc of America Securities LLC, or Bank of America, which we refer to as the Bank of America Warehouse Facilities and one master repurchase agreement with Wachovia Bank, N.A., which we refer to as the Wachovia Warehouse Facility; (v) proceeds from our CDO or other forms of financing or additional securitizations or CDO offerings; (vi) proceeds from additional common or preferred equity offerings or offerings of trust preferred securities; and (vii) proceeds from principal payments on our investments. We believe these sources of funds will be sufficient to meet our short-term liquidity requirements.

Our ability to meet our long-term liquidity requirements will be subject to obtaining additional debt financing and equity capital in addition to the sources designated for our short-term liquidity requirements. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business, results of operations and ability to make distributions to our stockholders. Depending on market conditions, we expect that our borrowings will be in the range of 70% and 80% of the carrying value of our total assets. Our borrowings may require us, among other restrictive covenants, to keep uninvested cash on hand, maintain a certain portion of our assets free from liens and to secure such borrowings with our assets. These conditions would limit our ability to do further borrowings. If we are unable to make required payments under such borrowings, breach any representation or warranty in the loan documents or violate any covenant contained in a loan document, our lender may accelerate the maturity of our debt or require us to pledge more collateral. If we are unable to pay off our borrowings in such a situation, the lender could foreclose on our assets that are pledged as collateral to such lender or such lender could force us into bankruptcy. Any such event would have a material adverse effect on our liquidity and the value of our common stock.

To qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, we must distribute annually at least 90% of our taxable income. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. However, we believe that our capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated liquidity requirements, including funding new investments, paying distributions to our stockholders and servicing our debt obligations.

Capitalization

Our authorized capital stock consists of 150,000,000 shares of capital stock, $0.01 par value per share, of which we have authorized the issuance of up to 100,000,000 shares of common stock, par value $0.01 per shares, and 50,000,000 shares of preferred stock, par value $0.01 per share.

On June 9, 2005, we completed our private offering of 20,000,000 shares of common stock resulting in gross proceeds of $300.0 million and net proceeds of approximately $282.5 million, which were used primarily to fund investments.

On September 27, 2006, we priced our IPO of common stock, with public trading of our common stock commencing on September 28, 2006. We sold 11,012,624 shares of our common stock in our IPO at a price of $14.50 per share, which includes the exercise in full of the underwriters’ option to purchase an additional 1,436,429 shares of common stock. Of these shares, 9,945,020 were sold by us and 1,067,604 were sold by selling stockholders. Net proceeds from both our IPO and the over allotment option, after underwriting discounts and commissions of approximately $8.7 million and other offering expenses of approximately $2.3 million, were approximately $133.3 million, which we received on October 3, 2006. The net proceeds were used to repay debt on the Wachovia Warehouse Interim Facility (as defined below). The shares are included in the outstanding share count as of September 30, 2006 with the net proceeds recorded as contra equity (Common stock subscriptions receivable) on the balance sheet.

As of September 30, 2006, 656,122 shares of restricted common stock, net of forfeitures, and options to purchase 875,233 shares of common stock, net of forfeitures, with an exercise price of $15.00 per share, have been issued under our 2005 equity incentive plan. These restricted shares and options have a vesting period of three years from the date of grant (except with respect to 2,668 restricted shares which vested one year from the date of grant).

Warehouse Lines

DB Warehouse Facilities

On August 30, 2005, we entered into the DB Warehouse Facilities that provide $650.0 million of aggregate borrowing capacity.

We have a $400.0 million master repurchase agreement which had an initial repurchase date of August 29, 2006. Our TRS is also a party to this agreement and we and our TRS are jointly and severally liable thereunder. The repurchase date shall automatically be extended for an additional day on a daily basis, without any action required to be taken by the lender or us, unless the lender delivers to us in writing a termination notice of such daily automatic extension feature. In such event, the repurchase date shall be the day 364 days after the date of the written termination notice. This facility is current being extended on a day-to-day basis. Advances under this facility bear interest only, which is reset monthly, with a pricing spread of 50 basis points over 30-day LIBOR. Based on our investment activities, this facility provides for an advance rate of up to 90% based upon the collateral provided under a borrowing based calculation. This facility finances our whole loan originations and acquisitions. As of September 30, 2006, the outstanding balance under this facility was approximately $39.6 million with a current weighted average interest rate of 5.8%. As of September 30, 2006, we had approximately $360.4 million of additional capacity under this facility to fund future investments. The borrowings under this facility were collateralized by the following investments (dollars in thousands):

Investment Type	Number of Loans	Carrying Value	Market Value
Whole Loans	3	$49,070	$48,966

We also have a $250.0 million repurchase agreement which had an initial repurchase date of May 30, 2006. We elected to extend this facility to November 29, 2006. Pursuant to this agreement, this repurchase date may be extended for up to two additional three-month periods following the extended repurchase date, if (i) we have given to the lender a written notice not less than 30 days prior to the initial repurchase date, (ii) no default or an event of default (as defined in the repurchase agreement) has occurred or be continuing and (iii) with respect to the second extension, we have paid the lender an extension fee in the amount of 0.25% of the aggregate repurchase price as of the date three months after the initial repurchase date. Advances under this facility bear interest only, which is reset monthly, with a pricing spread of 125 basis points over 30-day LIBOR. Based on our investment activities, this facility provides for an advance rate of up to 65% based upon the collateral provided under a borrowing base calculation. This facility finances our origination or acquisition of B Notes, mezzanine investments and CMBS. As of September 30, 2006, we had no borrowings under this facility. As of September 30, 2006, we had approximately $250.0 million of additional capacity under this facility to fund future investments.

The DB Warehouse Facilities contain certain covenants, the most material of which are requirements that we maintain a minimum tangible net worth of no less than $125.0 million, a minimum debt service coverage of not less than 1.5 to 1 in the aggregate, a ratio of indebtedness-to-tangible net worth not to exceed 3.5 to 1, and minimum cash or marketable securities of not less than (i) $10.0 million for a debt-to-book ratio above 2 to 1; (ii) $5.0 million for a debt-to-book equity ratio between 1 to 1 and 2 to 1; and (iii) $3.0 million for a debt-to-book equity ratio of below 1 to 1. We were in compliance with all covenants and restrictions as of September 30, 2006.

Bank of America Warehouse Facilities

In January and February, 2006, we entered into the Bank of America Warehouse Facilities that provide $450.0 million of aggregate borrowing capacity.

We have a $200.0 million master repurchase agreement, which has a repurchase date of (1) January 26, 2007 or (2) the date on which a second CDO transaction sponsored by us closes. The repurchase date shall be extended for up to two additional 364-day periods following the initial repurchase date at the buyer’s sole discretion, provided that, if we intend to extend the repurchase date, (i) the buyer agrees to such extension within 30 days of receipt of our written notice to extend the repurchase date, which shall have been delivered to the lender at least 90 days but no more than 120 days prior to the initial repurchase date and (ii) with respect to the second extension, no default or an event of default (as defined in the repurchase agreement) has occurred or be continuing. Advances under this facility bear interest only, which is reset monthly, with a range of pricing spreads of 50 to 170 basis points over 30-day LIBOR. Based on our investment activities, this facility provides for an advance rate of between 55% and 95% based upon the collateral provided under a borrowing based calculation. This facility finances our origination or acquisition of whole loans, subordinate mortgage interests and CMBS. As of September 30, 2006 the outstanding balance under this facility was approximately $79.9 million with a current weighted average interest rate of 6.5%. As of September 30, 2006, we had approximately $120.1 million of additional capacity under this facility to fund future investments. The borrowings under this facility were collateralized by the following investments (dollars in thousands):

Investment Type	Number of Investments	Carrying Value	Market Value
Subordinated Debt	2	$63,655	$63,853
CMBS	11	$47,947	$47,947

In addition, we have a $250.0 million master repurchase agreement, which has a repurchase date of February 12, 2007. This repurchase date shall be extended for up to two additional 364-day periods following the initial repurchase date at the buyer’s sole discretion, provided that, if we intend to extend the repurchase date, (i) the buyer agrees to such extension within 30 days of receipt of our written notice to extend the repurchase date, which shall have been delivered to the lender at least 90 days but no more than 120 days prior to the initial repurchase date and (ii) with respect to the second extension, no default or an event of default (as defined in the repurchase agreement) has occurred or be continuing. Our TRS is also a party to this agreement and we and our TRS are jointly and severally liable thereunder. Advances under this facility bear interest only, which is reset monthly, with a range of pricing spreads of 50 to 120 basis points over 30-day LIBOR. Based on our investment activities, this facility provides for an advance rate of between 55% and 92.5% based upon the collateral provided under a borrowing base calculation. This facility finances whole loan originations and acquisitions. As of September 30, 2006, we had no borrowings under this facility. As of September 30, 2006, we had approximately $250.0 million of additional capacity under this facility to fund future investments.

The Bank of America Warehouse Facilities contain certain covenants, the most material of which are requirements that we maintain a minimum tangible net worth of no less than $250.0 million, a minimum debt service coverage of not less than 1.5 to 1 in the aggregate, a ratio of total liability to total assets greater than 0.80 to 1.0, and minimum cash and marketable securities of not less than $10.0 million. We were in compliance with all covenants and restrictions as of September 30, 2006.

Wachovia Warehouse Facilities

In July 2006, we entered into a mortgage loan purchase agreement with Wachovia Bank, N.A. that provides $175.0 million of aggregate borrowing capacity, or the Wachovia Warehouse Interim Facility. The $175.0 million Wachovia Warehouse Interim Facility had an initial fixed repurchase date of September 1, 2006 which is accelerated in connection with the closing of a master repurchase facility by the parties to this agreement. The repurchase date of this facility has been extended to October 6, 2006. Based on our investment activities, this facility provides for an advance between 50% and 95% based upon the collateral provided under a borrowing based calculation. We incurred interest expense of approximately $1.7 million and $1.7 million, respectively, for the three and nine months ended September 30, 2006. Advances under this facility bear interest rate only, which reset monthly, with a range of pricing spreads of 50 to 225 basis points over 30-day LIBOR. As of September 30, 2006, the outstanding balance under this facility was approximately $169.7 million with a weighted average borrowing rate of 6.1%. As of September 30, 2006, we had $5.3 million of capacity under this facility to fund future investments. The borrowings under this facility were collateralized by the following investments (dollars in thousands):

Investment Type	Number of Investments	Carrying Value	Market Value
Whole Loans	4	$167,180	$169,916
CMBS	1	$25,964	$25,964

The borrowings under this facility were paid off on October 4, 2006 and the facility was closed.

In August 2006, we entered into a master repurchase agreement with Wachovia Bank, N.A. that provides $300.0 million of aggregate borrowing capacity, or the Wachovia Warehouse Facility. The Wachovia Warehouse Facility has an initial fixed repurchase date of August 24, 2009, which may be extended for a period not to exceed 364 days upon our written request to the buyer at least 30 days, but no more than 60 days, prior to the initial repurchase date, if (i) no default or event of default (as defined in the repurchase agreement) has occurred or continuing and (ii) upon our payment to the buyer of a certain extension fee. Based on our investment activities, this facility provides for an advance between 50% and 95% based upon the collateral provided under a borrowing based calculation. We incurred interest expense of approximately $0.3 million and $0.3 million, respectively, for the three and nine months ended September 30, 2006. Advances under this facility bear interest only, which is reset monthly, with a range of pricing spreads from 20 to 200 basis points over 30-day LIBOR. As of September 30, 2006, the outstanding balance under this facility was approximately $122.5 million with a weighted average borrowing rate of 6.3%. As of September 30, 2006, we had $177.5 million of capacity under this facility to fund future investments. The borrowings under this facility were collateralized by the following investments (dollars in thousands):

Investment Type	Number of Investments	Carrying Value	Market Value
Whole Loans	4	$109,589	$111,217
Subordinated Debt	3	$30,035	$30,275
CMBS	1	$2,484	$2,484

The Wachovia Warehouse Facilities contain certain covenants, the most material of which are requirements that we maintain a minimum tangible net worth of no less than the sum of $250.0 million, a ratio of total liability to total assets greater than 0.80 to 1.0 (for the $300.0 million Wachovia Warehouse Facility) and 75% of the net proceeds of the issuance by us of any capital stock of any class and minimum cash and marketable securities of not less than $10.0 million. We are in compliance with all covenants and restrictions as of September 30, 2006.

Repurchase Agreements

We have certain CMBS and loan investments, or the collateral assets, purchased from a counterparty that are financed through a repurchase agreement with the same counterparty. We believe that in accordance with FASB Concept Statement No. 6, or CON 6, “Elements of Financial Statements,” we are entitled to obtain the future economic benefits of the collateral assets and we are obligated under the repurchase agreement. Therefore, we currently record the collateral assets and the related financing gross on our balance sheet and the corresponding interest income and interest expense gross on our income statement. In addition, any change in fair value of the CMBS included in the collateral assets, is reported through other comprehensive income since these are classified as available for sale securities in accordance with FASB Statement No. 115, or SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

However, an alternate view could be taken that in a transaction where assets are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller’s perspective. In such a case, the seller may be required to continue to consolidate the assets sold to us. Under this view, we would be precluded from presenting the assets gross on our balance sheet and would instead treat our net investment in such assets as a derivative. Under this view, the interest rate swaps entered into by us to hedge our interest rate exposure with respect to these transactions would no longer qualify for hedge accounting, but would be marked to market through the income statement.

This potential change would not affect the economics of the transactions but would affect how the transactions are reported in our financial statements. If we were to apply this view to our transactions, for the nine months ended September 30, 2006 and for the period May 10, 2005 (inception) to December 31, 2005, the change in net income per common diluted share would be immaterial and our total assets and total liabilities would each be reduced by $19.3 million and $51.4 million, respectively.

Collateralized Debt Obligations

For longer-term funding, we intend to utilize securitization structures, particularly CDOs, as well as other match-funded financing structures. CDOs are multiple class debt securities, or bonds, secured by pools of assets, such as whole loans, B Notes, mezzanine loans, CMBS and REIT debt. We believe CDO financing structures are an appropriate financing vehicle for our targeted real estate asset classes, because they will enable us to obtain long-term cost of funds and minimize the risk that we have to refinance our liabilities prior to the maturities of our investments while giving us the flexibility to manage credit risk.

Deutsche Bank Securities Inc., acted as the exclusive structurer and placement agent with respect to a CDO transaction where $508.5 million of CDO bonds were sold with a total transaction value of approximately $600.0 million, which closed on March 28, 2006. We retained 100% of the equity interests in our CDO subsidiary that issued the CDO notes consisting of preference and common shares as well as 100% of the non-rated debt tranches. The notes issued by our CDO subsidiary are secured initially by a portfolio of whole loans, B Notes, mezzanine loans and CMBS. Our Manager acted as the collateral manager for our CDO subsidiary but did not receive any fees in connection therewith. We acted as the advancing agent in connection with the issuance of the CDO notes. As of September 30, 2006, our CDO subsidiary is leveraged as follows:

	Carrying Amount at 9/30/06	Stated Maturity	Interest Rate	Weighted Average Expected Life (years)
CDO I Bonds	$508,500	3/25/2046	5.83%	7.8

Mortgage Indebtedness

On December 14, 2005, our consolidated joint venture, Springhouse Apartments, LLC, obtained a $26.2 million loan in connection with the acquisition of real estate located in Prince George’s County, Maryland. The loan is collateralized by the aforementioned property, is guaranteed by Bozzuto and Associates Inc., our joint venture partner, or Bozzuto, matures on December 14, 2008, and bears interest at 30-day LIBOR plus 1.75%. As of September 30, 2006 and December 31, 2005, the outstanding balance was $25.3 million and $25.0 million, respectively, at a rate of 7.08% and 6.12%, respectively.

On March 28, 2006, our consolidated joint venture, Loch Raven Village Apartments-II, LLC, obtained a $29.2 million loan in connection with the acquisition of real estate located in Baltimore, Maryland. The loan is collateralized by the aforementioned property, is guaranteed by Bozzuto and Associates Inc., our joint venture partner, matures on April 1, 2009, and bears interest at a fixed rate of 5.96%. As of September 30, 2006, the outstanding balance was $24.2 million.

Junior Subordinated Debentures

In July 2006, we completed the issuance of $50.0 million in unsecured trust preferred securities through a newly formed Delaware statutory trust, CBRE Realty Finance Trust I, or CRFT I, which is one of our wholly-owned subsidiaries. The securities bear interest at a fixed rate of 8.10% for the first ten years ending July 2016. Thereafter the rate will float based on the 90-day LIBOR plus 249 points. The base management fee that we pay to our Manager pursuant to the management agreement is based on gross stockholders’ equity which our board of directors had previously determined to include the trust preferred securities. We paid a base management fee on the trust preferred securities to the Manager from July 26, 2006 to September 27, 2006 in the amount of approximately $0.2 million. However beginning September 28, 2006, We will not pay such a fee on trust preferred securities to the Manager.

CRFT I issued $1.55 million aggregate liquidation amount of common securities, representing 100% of the voting common stock of CRFT I to us for a total purchase price of $1.55 million. CRFT I used the proceeds from the sale of trust preferred securities and the common securities to purchase our junior subordinated notes. The terms of the junior subordinated notes match the terms of the trust preferred securities. The notes are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations. We realized net proceeds from the offering of approximately $48.8 million.

Contractual Obligations

The table below summarizes our contractual obligations as of September 30, 2006. The table excludes contractual commitments related to our derivatives, which we discuss in “—Qualitative and Quantitative Disclosures about Market Risk,” and the incentive fee payable under the management agreement that we have with our Manager, which we discuss in “Management—Management Agreement,” because those contracts do not have fixed and determinable payments.

	Contractual commitments (in thousands) Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
CDO I Bonds payable	$508,500	$—	$—	$—	$508,500
Wachovia warehouse facilities	292,249	169,702	122,547	—	—
Bank of America warehouse facilities	79,910	79,910	—	—	—
DB warehouse facilities	39,625	39,625	—	—	—
Mortgage payable	49,503	—	49,503	—	—
Trust preferred securities	50,000	—	—	—	50,000
Base management fees(1)	8,295	8,295	—	—	—

Total	$1,028,082	$297,532	$172,050	$—	$558,500

(1)	Calculated only for the next 12 months based on our current gross stockholders’ equity, as defined in our management agreement, and gives effect to our recently completed initial public offering of common stock.

Off-Balance Sheet Arrangements

As of September 30, 2006, we had approximately $41.5 million equity interest in five joint ventures as described in Note 7 to our financial statements for the nine months ended September 30, 2006. As of December 31, 2005, we had no off-balance sheet arrangements.

Dividends

To qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our secured credit facilities, we must first meet both our operating requirements and scheduled debt service on our warehouse lines and other debt payable.

Related Party Transactions

Management Agreement

On June 9, 2005, we entered into a management agreement with our Manager, which provides for an initial term through December 31, 2008 with automatic one-year extension options for each anniversary date thereafter and is subject to certain termination rights. After the initial term, our independent directors will review our Manager’s performance annually and the management agreement may be terminated subject to certain termination rights. Our executive officers own approximately 26.1% of the Manager.

We pay our Manager an annual management fee monthly in arrears equal to 1/12th of the sum of (i) 2.0% of our gross stockholders’ equity (as defined in the management agreement), or equity, of the first $400.0 million of our equity and (ii) 1.75% of our gross stockholders’ equity in an amount in excess of $400.0 million and up to $800.0 million and (iii) 1.5% of our gross stockholders’ equity in excess of $800.0 million. Additionally, from July 26, 2006 to September 27, 2006, we considered the outstanding trust preferred securities as part of gross stockholders’ equity in calculating the base management fee. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. For the three and nine months ended September 30, 2006, the three months ended September 30, 2005, and the period from June 9, 2005 through December 31, 2005, we paid or had payable $1.6 million, $4.4 million, $1.4 million and $1.7 million, respectively, to our Manager for the base management fee under the management agreement. As of September 30, 2006, $0.6 million of management fees were accrued and constituted the management fee payable on our balance sheet.

In addition to the base management fee, our Manager may receive quarterly incentive compensation. The purpose of the incentive compensation is provide an additional incentive for our Manager to achieve targeted levels of Funds From Operations (as defined in the management agreement) (after the base management fee and before incentive compensation) and to increase our stockholder value. Our Manager may receive quarterly incentive compensation in an amount equal to the product of: (i) twenty-five percent (25%) of the dollar amount by which (A) our Funds From Operations (after the base management fee and before the incentive fee) per share of our common stock for such quarter (based on the weighted average number of shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of our common stock in our June 2005 private offering and the prices per share of our common stock in any subsequent offerings (including our initial public offering), multiplied by (2) the greater of (a) 2.25% or (b) 0.75% plus one-fourth of the Ten Year Treasury Rate (as defined in the management agreement) for such quarter, multiplied by (ii) the weighted average number of shares of our common stock outstanding during the such quarter. We will record any incentive fees as a management fee expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the management agreement. No amounts had been paid or were payable for incentive compensation under the management agreement as of September 30, 2006 and December 31, 2005.

The management agreement also provides that we will reimburse our Manager for various expenses incurred by our Manager or its affiliates for documented expenses of our Manager or its affiliates incurred on our behalf, including but not limited to costs associated with formation and capital raising activities and general and administrative expenses. Without regard to the amount of compensation received under the management agreement, our Manager is responsible for the wages and salaries of its officers and employees. For the three and nine months ended September 30, 2006, the three months ended September 30, 2005, and the period from June 9, 2005 through September 30, 2005, we paid or had payable $0.2 million, $0.6 million, $0.4 million and $0.4 million, respectively, to our Manager for expense reimbursements, of which $0.1 million were accrued and are included in other liabilities on our balance sheet as of September 30, 2006. For the period prior to June 9, 2005, we reimbursed expenses to an affiliate of our Manager, CBRE/Melody, $1.3 million, including $0.9 million of costs associated with capital raising activities and $0.4 million of expenses relating to our formation.

GEMSA Servicing

GEMSA Loan Services, L.P., which we refer to as GEMSA, is utilized by us as a loan servicer. GEMSA is a joint venture between CBRE/Melody and GE Capital Real Estate. GEMSA is a rated master and primary servicer. Our fees for GEMSA’s services are at market rates.

For the three and nine months ended September 30, 2006, the three months ended September 30, 2005, and the period May 10, 2005 (inception) through September 30, 2005, we paid or had payable an aggregate of approximately $21,000, $42,000, $1,000 and $1,000, respectively, to GEMSA in connection with its loan servicing of a part of our portfolio. Such fees were at market rates.

Affiliates

In connection with our June 2005 private offering, we entered into a license agreement with CBRE and one of its affiliates pursuant to which they granted us a non-exclusive, royalty-free license to use the name “CBRE.” Under this agreement, we have a right to use the “CBRE” name, as long as our Manager or one of its affiliates remains our manager and our manager remains an affiliate of CBRE. Other than with respect to this limited license, we have no legal right to the “CBRE” name. CBRE has the right to terminate the license agreement if its affiliate is no longer acting as our manager. In the event the management agreement is terminated, we would be required to change our name to eliminate the use of the words “CBRE.”

As of September 30, 2006, an affiliate of the Manager, CBRE Melody of Texas, LP and its principals, owned 1,100,000 shares of our common stock (which were purchased in our June 2005 private offering), 300,000 shares of restricted common stock, and had options to purchase an additional 500,000 shares of common stock.

Funds from Operations

Funds from Operations, or FFO, which is a non-GAAP financial measure, is a widely recognized measure of REIT performance. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we do. The revised White Paper on FFO approved by the Board of Governors of NAREIT in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated/uncombined partnerships and joint ventures. We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. We also use FFO as one of several criteria to determine performance-based equity bonuses for members of our senior management team. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, interest costs, providing perspective not immediately apparent from net income. We consider gains and losses on the sale of debt investments to be a normal part of its recurring operations and therefore does not exclude such gains or losses while arriving at FFO. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

FFO for the three months ended and the nine months ended September 30, 2006, the three months ended September 30, 2005, and the period May 10, 2005 (inception) through September 30, 2005 is as follows (dollars in thousands):

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006	For the Period May 10, 2005 (inception) through September 30, 2005
Funds from operations:
Net income (loss)	$2,279	$390	$10,196	$(674)
Depreciation	310	—	690	—
Gain (losses) from debt restructuring	—	—	—	—
Gain (losses) from sale of property	—	—	—	—
Funds from discontinued operations	—	—	—	—
Real estate depreciation and amortization—unconsolidated ventures	619	—	1,258	—

Funds from operations(1)	$3,208	$390 (1)	$12,144	$(674	)(1)

Cash flows provided by (used in) operating activities	$(1,249)	$(386)	$2,891	$(536)
Cash flows used in investment activities	$(348,962)	$(259,442)	$(701,641)	$(266,579)
Cash flows provided by financing activities	$336,187	$49,605	$676,172	$332,070

(1)	FFO for the period May 10, 2005 (inception) through September 30, 2005 includes one-time inception costs of $931.

Critical Accounting Policies

Our critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies concern our accounting and valuation of our investments, revenue recognition and derivative valuation and are as follows.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions. Significant estimates in the consolidated financial statements include the valuation of our investments, including the related allowance for losses, and the valuation of derivatives.

Loans and Investments

Loans held for investment are intended to be held to maturity and, accordingly, are carried at amortized cost, including unamortized loan origination costs and fees, and net of repayments and sales of partial interests in loans, unless such loan or investment is deemed to be impaired. At such time as we invest in joint venture and other interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing, we must determine whether such investment should be accounted for as a loan, real estate investment or equity method joint venture in accordance with AICPA Practice Bulletin No. 1 on acquisition, development and construction, or ADC, arrangements.

Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral is determined by an evaluation of operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses. As of September 30, 2006, no impairment has been identified and no valuation allowance has been established.

Our Manager evaluates our assets on a regular basis to determine if they continue to satisfy our investment criteria. Subject to certain restrictions applicable to REITs and to maintain our exclusion from regulation as an investment company, we sell our investments opportunistically and use the proceeds of any such sales for debt reduction, additional acquisitions or working capital purposes.

Variable Interest Entities

In December 2003, Financial Accounting Standards Board Interpretation, or FIN, No. 46R “Consolidation of Variable Interest Entities,” or FIN 46R, was issued as a modification of FIN No. 46 “Consolidation of Variable Interest Entities.” FIN 46R, which became effective in the first quarter of 2004, clarified the methodology for determining whether an entity is a VIE and the methodology for assessing who is the primary beneficiary of a VIE. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. If an entity is determined to be a VIE, it must be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. Generally, expected losses and expected residual returns are the expected negative and positive variability, respectively, in the fair value of the variable interest entities’ net assets.

When we make an investment, we assess whether we have a variable interest in a VIE and, if so, whether we are the primary beneficiary of the VIE. These analyses require considerable judgment in determine the primary beneficiary of a VIE since they involve subjective probability weighting of various cash flow scenarios. Incorrect assumptions or estimates of future cash flows may result in an inaccurate determination of the primary beneficiary. The result could be the consolidation of an entity acquired or formed in the future that would otherwise not have been consolidated or the non-consolidation of such an entity that would otherwise have been consolidated.

FIN 46R has certain scope exceptions, one of which provides that an enterprise that holds a variable interest in a qualifying special-purpose entity, or QSPE, does not consolidate that entity unless that enterprise has unilateral ability to cause the entity to liquidate. SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” or SFAS 140, provides the requirements for an entity to be considered a QSPE. To maintain the QSPE exception, the entity must continue to meet the QSPE criteria both initially and in subsequent periods. An entity’s QSPE status can be impacted in future periods by activities by its transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent our CMBS investments were issued by an entity that meets the requirements to be considered a QSPE, we record the investments at purchase price paid. To the extent the underlying entities are not QSPEs, we follow the guidance set forth in FIN 46R as the entities would be considered VIEs.

We have analyzed the governing pooling and servicing agreements for each of our CMBS investments and believe that the terms are industry standard and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard rulemakers, potential actions by various parties involved with the QSPE, as discussed above, as well as varying and evolving interpretations of the QSPE criteria under SFAS 140. Additionally, accounting standard rulemakers continue to review the FIN 46R provisions related to the computations used to determine the primary beneficiary of a VIE.

Our maximum exposure to loss as a result of our investment in these VIEs was $189.6 million as of September 30, 2006.

We have determined that two of our joint venture investments are VIEs in which we are deemed to be the primary beneficiary and under FIN 46R have consolidated these investments as real estate investments. The primary effect of the consolidation is the requirement that we reflect the gross real estate assets and the gross mortgage loan payable of these entities in our financial statements.

Valuation and Impairment of Commercial Mortgage-Backed Securities

CMBS are classified as available-for-sale securities and are carried on our balance sheet at fair value. As a result, changes in fair value are recorded as a balance sheet adjustment to accumulated other comprehensive income, which is a component of stockholders’ equity, rather than through our income statement. Estimated fair values are based on market prices from a third party that actively participates in the CMBS market. We also use a discounted cash flow model that utilizes prepayment and loss assumptions based upon historical experience, economic factors and the characteristics of the underlying cash flow in order to substantiate the fair value of the securities. The assumed discount rate is based upon the yield of comparable securities. We also may, under certain circumstances, adjust these valuations based on our knowledge of the securities and the underlying collateral. These valuations are subject to significant variability based on market conditions, such as interest rates and credit spreads. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in the recorded amount of our investment. As fair value estimates may vary to some degree, we must make certain judgments and assumptions about the appropriate price used to calculate the fair values for financial reporting purposes. Different judgments and assumptions could result in different valuations. If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense on our income statement.

In accordance with Emerging Issues Task Force, or EITF, 99-20, we also assess whether unrealized losses on securities, if any, reflect a decline in value which is other than temporary and, accordingly, write the impaired security down to its value through earnings. For example, a decline in value is deemed to be other than temporary if it is probable that we will be unable to collect all amounts due according to the contractual terms of a security which was not impaired at acquisition. Temporary declines in value generally result from changes in market factors, such as market interest rates, or from certain macroeconomic events, including market disruptions and supply changes, which do not directly impact our ability to collect amounts contractually due. Significant judgment is required in this analysis. To date, no such write-downs have been made.

Revenue Recognition

Interest income on loan investments is recognized over the life of the investment using the effective interest method. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration.

Income recognition is generally suspended for debt investments at the earlier of the date at which payments become 90 days past due or when, in our opinion, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. While income recognition is suspended, interest income is recognized only upon actual receipt.

Interest income on CMBS is recognized using the effective interest method as required by EITF 99-20. Under EITF 99-20 management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and our purchase prices. On a quarterly basis, these estimated cash flows are updated and a revised yield is calculated based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing of and magnitude of credit losses on the mortgage loans underlying the securities have to be estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and our interest income.

If the current period cash flow estimates are lower than the previous period, and fair value is less than the carrying value of CMBS, we will write down the CMBS to fair market value and record the impairment charge in the current period earnings. After taking into account the effect of the impairment charge, income is recognized using the market yield for the security used in establishing the write-down.

Reserve for Possible Credit Losses

The expense for possible credit losses in connection with debt investments represents the increase in the allowance for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and project diversification, the size of the portfolio and current economic conditions.

We must periodically evaluate each of these loans for possible impairment. Loans and other investments are considered impaired, for financial reporting purposes, when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the original agreement, or, for loans acquired at a discount for credit quality when it is deemed probable that we will be unable to collect as anticipated. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. Changes in market conditions, as well as changes in the assumption or methodology used to determine fair value, could result in a significant change in the recorded amount in our investment. As of September 30, 2006, all of our loans are current with respect to the scheduled payments of principal and interest. No impairment has been identified and no valuation allowance has been established.

Manager Compensation

The management agreement provides for the payment of a base management fee to our Manager and an incentive fee if our financial performance exceeds certain benchmarks. The base management fee and the incentive fee are accrued and expensed during the period for which they are calculated and earned.

Derivative Instruments

We recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify, or are not designated as hedge relationships, must be adjusted to fair value through income. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, arc considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability. To the extent hedges are effective, a corresponding amount, adjusted for swap payments, is recorded in accumulated other comprehensive income within stockholders’ equity. Amounts are then reclassified from accumulated other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Ineffectiveness, if any, is recorded in the income statement. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows, at least quarterly as required by SFAS Statement No. 133, or SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by FASB Statement No. 138 “Accounting for Certain Derivative Instruments and Hedging Activities of an Amendment of FASB 133” and FASB Statement No. 149 “Amendment of Statement 133 on Derivative Instrument and Hedging Activities.” Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS 133. We currently have no fair value hedges outstanding. Fair values of derivatives are subject to significant variability based on changes in interest rates. The results of such variability could be a significant increase or decrease in our derivative assets, derivative liabilities, book equity, and/or earnings.

Stock-Based Payment

We have issued restricted shares of common stock and options to purchase common stock, or equity awards, to our directors, our Manager, employees of our manager and other related persons. We account for stock-based compensation related to these equity awards using the fair value based methodology under FASB Statement No. 123(R), or SFAS 123(R), “Share Based Payment” and EITF 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Compensation cost for restricted stock and stock options issued is initially measured at fair value at the grant date, remeasured at subsequent dates to the extent the awards are unvested, and amortized into expense over the vesting period on a straight-line basis.

Accounting Treatment for Certain Investments Financed with Repurchase Agreements

We have certain CMBS and loan investments, or the collateral assets, purchased from a counterparty that are financed through a repurchase agreement with the same counterparty. We believe that in accordance with CON 6 we are entitled to obtain the future economic benefits of the collateral assets and we are obligated under the repurchase agreement. Therefore, we currently record the collateral assets and the related financing gross on our balance sheet and the corresponding interest income and interest expense gross on our income statement. In addition, any change in fair value of the CMBS included in the collateral assets, is reported through other comprehensive income since these are classified as available for sale securities in accordance with SFAS 115.

However, an alternate view could be taken that in a transaction where assets are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller’s perspective. In such a case, the seller may be required to continue to consolidate the assets sold to us. Under this view, we would be precluded from presenting the assets gross on our balance sheet and would instead treat our net investment in such assets as a derivative. Under this view, the interest rate swaps entered into by us to hedge our interest rate exposure with respect to these transactions would no longer qualify for hedge accounting, but would be marked to market through the income statement.

This potential change would not affect the economics of the transactions but would affect how the transactions are reported in our financial statements. If we were to apply this view to our transactions, for the nine months ended September 30, 2006 and for the period May 10, 2005 (inception) to December 31, 2005, the change in net income per common diluted share would be immaterial and our total assets and total liabilities would each be reduced by $19.3 million and $51.4 million, respectively.

Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and real estate values. The primary market risks that we are exposed to are real estate risk, interest rate risk, market value risk and prepayment risk.

Real Estate Risk

Commercial mortgage assets, commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event net operating income from such properties decreases, a borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses. Even when the net operating income is sufficient to cover the related property’s debt service, there can be no assurance that this will continue to be the case in the future.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the three and nine months ended September 30, 2006, and the period May 10, 2005 to December 31, 2005 would have increased our net interest expense by approximately $1.0 million, $2.0 million, and ($0.1) million, respectively, and increased our investment income by approximately $0.9 million, $2.1 million, and $0.3 million, respectively.

Our operating results will depend in large part on differences between the income from our loans and our borrowing costs. We generally match the interest rates on our loans with like-kind debt, so that fixed rate loans are financed with fixed rate debt and floating rate loans are financed with floating rate debt, directly or through the use of interest rate swaps or other financial instruments. The objective of this strategy is to minimize the impact of interest rate changes on our net interest income. Currently most of our borrowings, with the exception of the two most junior classes of our CDO bonds (aggregating $44.25 million) and one of our consolidated joint venture mortgages payable of $24.2 million are variable-rate instruments, based on 30-day LIBOR.

In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

We invest in CMBS, which are designated as available-for-sale on our balance sheet. The majority of our CMBS investments are fixed rate securities. In order to minimize the exposure to interest rate risk we utilize interest rate swaps to convert the floating rate debt to fixed rate debt, which matches the fixed interest rate of the CMBS. All CMBS are partially financed with a warehouse line that bears interest at a rate of 30-day LIBOR plus 100 to 170 basis points.

As of September 30, 2006, we have 24 interest rate swap agreements outstanding with a total notional value of $584.6 million to hedge our exposure on forecasted outstanding LIBOR-based debt. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there were a 100 basis point decrease in forward interest rates, the fair value of these interest rate swaps would have decreased by approximately $28.7 million at September 30, 2006. If there were a 100 basis point increase in forward interest rates, the fair value of these interest rate swaps would have increased by approximately $26.9 million at September 30, 2006.

One of our consolidated joint ventures entered into a interest rate cap with a notional amount of $25.0 million with a strike price of 4.16% and a maturity date of December 15, 2007.

Our hedging transactions using derivative instruments also involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The counterparty to our derivative arrangements are Credit Suisse International, Bank of America N.A., Deutsche Bank AG, and Wachovia Bank, N.A., with a senior unsecured debt credit rating of Aa3, Aa1, Aa3, and Aa2, respectively, by Moody’s with which we and our affiliates may also have other financial relationships. As a result, we do not anticipate that the counterparty will fail to meet their obligations. There can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

We utilize interest rate swaps to limit interest rate risk. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes. The following table sets forth our derivative instruments as of September 30, 2006:

Type of Hedge	Notional Amount	Swap Rate	Trade Date	Maturity Date	Estimated Value at September 30, 2006
Pay-Fixed Swap	$9,100	5.1320%	2/15/2006	2/17/2012	$(18)
Pay-Fixed Swap	184,141	5.0550%	3/16/2006	10/25/2011	(340)
Pay-Fixed Swap	16,100	5.0850%	3/16/2006	3/1/2011	(24)
Pay-Fixed Swap	26,951	5.1930%	3/28/2006	4/13/2016	(354)
Pay-Fixed Swap	2,000	5.3710%	4/12/2006	6/6/2016	(54)
Pay-Fixed Swap	1,500	5.3910%	5/1/2006	5/5/2012	(33)
Pay-Fixed Swap	2,350	5.5610%	5/3/2006	5/5/2017	(102)
Pay-Fixed Swap	44,736	5.6630%	5/12/2006	2/25/2018	(1,900)
Pay-Fixed Swap	2,970	5.3440%	6/8/2006	7/5/2012	(59)
Pay-Fixed Swap	5,000	5.4290%	6/12/2006	7/5/2016	(158)
Pay-Fixed Swap	7,500	5.6100%	6/20/2006	7/5/2016	(342)
Pay-Fixed Swap	7,200	5.6900%	6/23/2006	7/5/2016	(373)
Pay-Fixed Swap	32,300	5.5240%	7/7/2006	7/11/2011	(824)
Pay-Fixed Swap	2,900	5.5910%	7/11/2006	7/5/2018	(138)
Pay-Fixed Swap	67,500	5.2720%	8/2/2006	9/1/2011	(1,112)
Pay-Fixed Swap	21,250	5.2900%	8/2/2006	9/5/2011	(335)
Pay-Fixed Swap	26,200	5.3590%	8/7/2006	9/6/2016	(683)
Pay-Fixed Swap	22,150	5.1910%	8/17/2006	9/1/2011	(251)
Pay-Fixed Swap	36,075	5.1710%	9/19/2006	9/25/2011	(255)
Pay-Fixed Swap	22,200	5.0920%	9/19/2006	10/1/2011	(155)
Pay-Fixed Swap	26,469	5.0900%	9/19/2006	10/1/2011	(182)
Pay-Fixed Swap	13,770	5.0570%	9/21/2006	10/1/2015	(48)
Pay-Fixed Swap	2,125	4.9290%	9/22/2006	10/1/2011	1
Pay-Fixed Swap	2,125	5.0850%	9/25/2006	10/1/2016	5
LIBOR Cap	25,000	4.1575%	12/15/2005	12/15/2007	338

Total	$609,612				$(7,396)

Market Value Risk

Our available-for-sale CMBS are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income pursuant to SFAS 115. The estimated fair value of these CMBS fluctuates primarily due to changes in interest rates, the creditworthiness of the mortgages securing these CMBS and other factors. Generally, in a rising interest rate environment, the estimated fair value of these CMBS would be expected to decrease. Conversely, in a decreasing interest rate environment, the estimated fair value of these CMBS would be expected to increase.

Prepayment Risk

As we receive repayments of principal on loans and other lending investments or CMBS, premiums paid on such investments are amortized against interest income using the effective yield method through the expected maturity dates of the investments. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the investments. Conversely discounts received on such investments are accreted into interest income using the effective yield method through the expected maturity dates of the investments. In general, an increase in prepayment rates will accelerate the accretion of purchase discounts, thereby increasing the interest income earned on the investments.

Geographic Concentration Risk

As of September 30, 2006, approximately 27.0%, 24.0%, 35.0% and 8.0% of the outstanding balance of our loan investments had underlying properties in the East, the South, the West, and the Midwest, respectively, while the remaining 5.0% of the outstanding loan investments had underlying properties that are located throughout the United States.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Further, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors based primarily by our net income as calculated for tax purposes, in each case, our activities and balance sheet are measured with reference to historical cost and or fair market value without considering inflation.

Forward-Looking Information

This report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. We intend such forward-looking statements to be covered by the safe harbor provisions for froward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. In some cases, you can identify forward looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks along with the following factors that could cause actual results to vary from our forward-looking statements:

•	our future operating results;

•	our business operations and prospects;

•	general volatility of the securities markets in which we invest and the market price of our common stock;

•	changes in our business strategy;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates, the debt securities markets, the general economy or the commercial finance and real estate markets specifically;

•	the performance and financial condition of borrowers and corporate customers;

•	increased rates of default and/or decreased recovery rates on our investments;

•	increased prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;

•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs);

•	availability of investment opportunities in real estate-related and other securities;

•	the degree and nature of our competition;

•	the adequacy of our cash reserves and working capital; and

•	the timing of cash flows, if any, from our investments.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of quantitative and qualitative disclosures about market risk, see the “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). Notwithstanding the foregoing, no matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Also, we may have investments in certain unconsolidated entities. Because we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no significant changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item	1: Legal Proceedings

None.

Item 1A: Risk Factors

There have been no material changes to the risk factors previously disclosed in the prospectus filed pursuant to Rule 424b(4) on September 28, 2006 with the Securities and Exchange Commission in connection with our initial public offering. Such risk factors, as revised, are attached hereto as Exhibit 99.1 and are incorporated herein by reference.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

None.

Use of Proceeds from Sale of Registered Securities

On September 27, 2006, the Securities and Exchange Commission declared effective our Registration Statement on Form S-11 (File No. 333-132186) relating to our initial public offering (the “IPO”). The offering date was September 27, 2006. The IPO was underwritten by Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Wachovia Capital Markets, LLC, and Citigroup Global Markets Inc. acting as joint book-running managers, and JMP Securities, acting as co-manager. We sold 11,012,624 shares of our common stock at a price of $14.50 per share, which includes the exercise in full of the underwriters’ option to purchase an additional 1,436,429 shares of common stock. Of these shares, 9,945,020 were sold by us and 1,067,604 were sold by selling stockholders. Net proceeds from both the IPO and the over-allotment option, after underwriting discounts and commissions of $8.7 million and other offering expenses of $2.3 million, were $133.3 million, which we received on October 3, 2006. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours. There has been no material change in our planned use of proceeds from the IPO as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

Item 3: Defaults Upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

None.

Item 6: Exhibits

3.1	Articles of Amendment and Restatement of CBRE Realty Finance, Inc., incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-132186), as amended.

3.2	Amended and Restated Bylaws of CBRE Realty Finance, Inc., incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-132186), as amended.

10.1	Master Repurchase Agreement, among CBRE Realty Finance Holdings IV, LLC, CBRE Realty Finance TRS Warehouse Funding III, LLC and Wachovia Bank, N.A., dated as of August 24, 2006, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-132186), as amended.

10.2	Amendment No. 1 to the Mortgage Loan Purchase Agreement, among CBRE Realty Finance Holdings IV, LLC, CBRE Realty Finance TRS Warehouse Funding III, LLC and Wachovia Bank, N.A., dated as of August 16, 2006, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-132186), as amended.

10.3	Mortgage Loan Purchase Agreement among CBRE Realty Finance Holdings IV, LLC, CBRE Realty Finance TRS Warehouse Funding III, LLC and Wachovia Bank, National Association, dated as of July 20, 2006, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-132186), as amended.

10.4	Amended and Restated Trust Agreement among CBRE Realty Finance, Inc., JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and Administrative Trustees named therein, dated as of July 26, 2006, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-132186), as amended.

10.5	Junior Subordinated Indenture between CBRE Realty Finance, Inc. and JPMorgan Chase Bank, National Association, dated as of July 26, 2006, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-132186), as amended.

10.6	Purchase Agreement among CBRE Realty Finance, Inc., CBRE Realty Finance Trust I and German American Capital Corporation, dated as of July 26, 2006, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-132186), as amended.

10.7	Purchase Agreement among CBRE Realty Finance, Inc., CBRE Realty Finance Trust I and Bear, Stearns & Co. Inc., dated as of July 26, 2006, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-132186), as amended.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Risk Factors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRE Realty Finance, Inc.

/s/ KEITH GOLLENBERG
Keith Gollenberg
President and Chief Executive Officer

Date: November 9, 2006

/s/ MICHAEL ANGERTHAL
Michael Angerthal
Chief Financial Officer

Date: November 9, 2006