Form 10-K
period 2006-12-31
CBRE Realty Finance Inc
filed 2007-03-26
CIK 1330969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 001-33050

CBRE REALTY FINANCE, INC.

(Exact name of registrant as specified in its charter)

Maryland	30-0314655
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer of Identification No.)

185 Asylum Street, 37th Floor, Hartford, CT 06103

(Address of principal executive offices - zip code)

(860) 275-6200

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 Par Value	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “non-accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated Filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 23, 2007, there were 30,731,342 shares of the Registrant’s common stock outstanding. The aggregate market value of common stock held by non-affiliates of the registrant (30,056,067 shares) at February 28, 2007, was $391,029,432. The aggregate market value was calculated by using the price at which our common stock was last sold, which was $13.01 per share on February 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2007 Annual Stockholders’ Meeting to be held June 6, 2007 and to be filed within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

CBRE REALTY FINANCE, INC.

PART I

ITEM 1.	BUSINESS

General

CBRE Realty Finance, Inc., or the Company, was organized in Maryland on May 10, 2005, as a commercial real estate specialty finance company focused on originating and acquiring whole loans, bridge loans, subordinate interests in whole loans, or B Notes, commercial mortgage-backed securities, or CMBS, mezzanine loans, and joint venture interests in entities that own commercial real estate, primarily in the United States. We commenced operations on June 9, 2005. We are a holding company that conducts our business through wholly-owned or majority-owned subsidiaries.

We are externally managed and advised by CBRE Realty Finance Management, LLC, our Manager, an indirect subsidiary of CB Richard Ellis Group, Inc., or CBRE, and a direct subsidiary of CBRE Melody & Company, or CBRE/Melody. As of December 31, 2006, CBRE also owned an approximately 4.6% interest in the outstanding shares of our common stock. In addition, certain of our executive officers and directors and certain executive officers and directors of CBRE and CBRE/Melody owned an approximately 4.2% interest in the outstanding shares of our common stock.

We have elected to qualify to be taxed as a real estate investment trust, or REIT, for U. S. federal income tax purposes commencing with our taxable year ended December 31, 2005. As a REIT, we generally will not be subject to U. S. federal income tax on that portion of income that is distributed to stockholders if at least 90% of the our REIT taxable income is distributed to our stockholders. We conduct our operations so as to not be regulated as an investment company under the Investment Company Act of 1940, as amended, or the 1940 Act.

As of December 31, 2006, the net carrying value of our investments was approximately $1.4 billion including origination costs and fees and net of repayments and sales of partial interests in loans and CMBS, with a weighted average spread to 30-day LIBOR of 329 basis points for our floating rate investments and a weighted average yield of 6.95% for our fixed rate investments.

Our objective is to grow our portfolio and provide attractive total returns to our investors over time through a combination of dividends and capital appreciation. Our business primarily focuses on originating, acquiring, investing in, financing and managing a diversified portfolio of commercial real estate related loans and securities. Our initial investment focus is on opportunities in North America.

We capitalize on both the market knowledge and insight provided by CBRE’s domestic and global reach, origination capabilities, broad range of commercial real estate services, servicing platform and access to existing business relationships, as well as the broad commercial real estate experience of our management team. We source our investments through two primary channels: our unique relationship with the CBRE/Melody origination system, which we refer to as the affiliated CBRE system, and the origination capabilities of our management team, including their relationships with borrowers, sellers of whole loans, various financial institutions and other financial intermediaries, which we refer to as our internal origination system. Of our approximately $1.4 billion of investments held as of December 31, 2006, approximately 51.7% was sourced through the affiliated CBRE system. We expect approximately 40% to 60% of annual production to be sourced through the affiliated CBRE system. In addition, with respect to most of our investments, we utilize CBRE’s market insight and other services to assist our underwriting.

In pursuing our objectives, our Manager leverages the experience and infrastructure of CBRE and the investment experience of our management team, including:

•	access to product and market information resulting from CBRE’s broad relationships with real estate owners and developers, financial institutions and tenants;

•

CBRE’s market knowledge and insights gained by the scope and expertise of its mortgage origination, investment sales, leasing, property management and valuation, industry specialists and research divisions, as well as its mature infrastructure;

•

a market leading origination platform through CBRE/Melody, the mortgage origination and servicing subsidiary of CBRE and one of the largest real estate intermediaries in the U.S., with 113 originators in 36 offices throughout the U.S. as of December 31, 2006;

•

a seasoned management team with significant experience in buying, manufacturing and financing commercial real estate investments, with an average of over 20 years of experience in all aspects of real estate lending, investment, management, finance, underwriting, origination, risk management, capital markets and structured finance; and

•	our Advisory Council that is made up of 23 CBRE executives and key CBRE/Melody originators from around the U.S.

Our relationship with CBRE and our ability to capitalize on its relationships, market knowledge, reputation, infrastructure and expertise provides us with the ability to identify, underwrite and evaluate investment opportunities, and to execute on such investments quickly and effectively and manage our assets. In addition, we believe that the market insight gained by CBRE through the scope and expertise of its investment sales, mortgage banking, leasing, property management and research divisions throughout its broad geographic network should allow us to anticipate market trends while giving us direct access to targeted investment opportunities.

We are a comprehensive provider of real estate financing solutions capable of financing the most senior capital positions as well as subordinate interests and equity participations. We capitalize on the opportunity to offer innovative and customized financing solutions to borrowers. Our management team has substantial experience in responding to unique borrowing needs by customizing financial products that are tailored to meet the borrowers’ business objectives. The combination of flexibility, service and a principal investor relationship should produce long-term and advantageous relationships for us.

Through at least the initial term of our management agreement among us, CBRE and our Manager, or our management agreement, our Manager will be solely dedicated to the operations of our company. As of December 31, 2006, all of the employees of our Manager are fully dedicated to the operations of our Manager. Through at least the initial term of our management agreement, we will serve as the exclusive investment vehicle, subject to certain exceptions, sponsored by CBRE that focuses primarily on the acquisition and financing of commercial real estate-related loans, structured finance debt investments and CMBS.

Unless the context requires otherwise, all references to “we,” “our,” and “us” in this annual report mean CBRE Realty Finance, Inc., a Maryland corporation, and our wholly owned subsidiaries.

The following chart illustrates the structure and ownership of our company as of December 31, 2006 on a fully-diluted basis, and the management relationship between our Manager and us.

(1)	Excludes shares of common stock beneficially owned by Mr. Ray Wirta, our chairman, and Mr. Michael Melody, one of our directors, and includes 3,779,595 shares of common stock owned by certain other officers, directors and other employees of CBRE and CBRE/Melody and our Manager.
(2)	The remainder is owned in the aggregate by our executive officers and certain executives or other employees of CBRE/Melody.

Our Business Strategy

Our business strategy is to, over time, generate a diversified portfolio of commercial real estate investments and leverage these investments to produce attractive total returns to our stockholders. We believe that we have access to many investment and finance opportunities that emerge from our affiliation with CBRE. We source our investments through two primary channels: the affiliated CBRE system and our internal origination system. We believe that the relationships and the market insight provided by our affiliation with CBRE combined with the broad experience of our management team allow us to anticipate market trends and provide a wide variety of products to a diverse borrower base in multiple asset classes. This enables us to adjust our investment strategy to take advantage of market opportunities and structure our financing products in order to meet the needs of our borrower clients.

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

We intend to diligently grow and manage our portfolio with the objective of providing attractive total returns to our investors through a combination of dividends and capital appreciation. We generate income principally from the spread between the yields on our assets and the cost of our borrowing and hedging activities. Future distributions and capital appreciation are not guaranteed, however, and we have only limited operating history and REIT experience upon which you can base an assessment of our ability to achieve our objectives.

Our ability to manage our real estate risk is a critical component of our success. We actively manage and maintain the credit quality of our portfolio by using our management team’s expertise in structuring and repositioning investments to improve the quality and yield on managed investments as well as the information sources of our affiliation with CBRE.

Our Financing Strategy

General Policies. We intend to finance the acquisition of our investments primarily by borrowing against or “leveraging” our existing portfolio and using the proceeds to acquire additional investments. We may from time to time utilize proceeds from equity and/or debt offerings or other forms of debt financing. Our leverage policy permits us to leverage up to 80% of the total value of our assets. We anticipate our overall leverage will be between 70% and 80% of the total value of our assets; but our actual leverage will depend on our mix of assets. Our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has discretion to deviate from or change our indebtedness policy at any time. We use leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. Our financing strategy focuses on the use of match-funded financing structures. This means that we seek to match the maturities and/or repricing schedules of our financial obligations with those of our investments to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets and to reduce the impact of changing interest rates on earnings.

Warehouse Facilities. We use short-term financing, in the form of warehouse facilities. Warehouse lines are typically collateralized loans made to investors who invest in securities and loans that in turn pledge the resulting securities and loans to the warehouse lender. As of December 31, 2006, we had outstanding obligations under three master repurchase agreements totaling $433.4 million with a weighted average borrowing rate of 6.04%.

Collateralized Debt Obligations. For longer-term funding, we intend to utilize securitization structures, particularly CDOs, as well as other match-funded financing structures. We believe CDO financing structures are an appropriate financing vehicle for our targeted real estate asset classes, because they will enable us to obtain long-term match-funded cost of funds and minimize the risk that we have to refinance our liabilities prior to the maturities of our investments while giving us the flexibility to manage credit risk and, subject to certain limitations, to take advantage of profit opportunities. As of December 31, 2006, we had capitalized our first CDO subsidiary with $47.25 million of common and preferred equity and held $44.25 million of debt in our CDO subsidiary.

Our Investment Portfolio

Our investments target the following asset classes:

•	Whole loans;

•	Subordinated interests in first mortgage real estate loans, or B Notes;

•	Mezzanine loans related to commercial real estate that is senior to the borrower’s equity position but subordinated to other third-party financing;

•	Commercial mortgage-backed securities, or CMBS; and

•	Joint venture investments, including joint venture interests in entities that own real estate, preferred equity and other higher-yielding structured debt and equity products.

As of December 31, 2006, our investment portfolio of approximately $1.4 billion in assets consisted of the following:

				Weighted Average
Security Description	Carrying Value	Number of Investments	Percent of Total Investments	Coupon	Yield to Maturity	Loan to Value, or LTV
	(In thousands)
Whole loans(1)	$729,364	30	53.3%	6.86%	6.63%	67%

B Notes	150,655	7	11.0%	9.50%	9.52%	76%

Mezzanine loans	210,855	11	15.4%	9.53%	9.16%	76%

CMBS	222,333	52	16.2%	6.29%	7.47%	—

Joint venture investments(2)	56,402	7	4.1%	—	—	—

Total	$1,369,609	107	100.0%

(1)	Includes originated whole loans, acquired whole loans and bridge loans.
(2)

Includes our equity investment in two limited liability companies which are deemed to be variable interest entities, or VIEs, which we consolidate in our audited financial statements because we are deemed to be the primary beneficiary of these VIEs under Financial Accounting Standard Board Interpretation No. 46R, or FIN 46R.

Our investment guidelines require us to maintain a geographically diverse portfolio of assets. Our initial investment focus is on opportunities in North America. Our board of directors may change these guidelines or initial investment focus at any time without the approval of our stockholders. As of December 31, 2006, our investment portfolio consisted of assets primarily located in four regions of the U.S., as defined by the National Council of Real Estate Investment Fiduciaries, or NCREIF, with approximately 28.0% of our investments located in the East, approximately 21.0% in the South, approximately 38.0% in the West and approximately 8.0% in the Midwest. The remaining 5.0% of our investments are located throughout the U.S.

The following is a more detailed description of each of our target asset classes:

Whole Loans. We originate commercial mortgage loans, or whole loans, which are structured to either permit us to retain the entire loan, or sell or securitize the lower yielding senior portions of the loans and retain the higher yielding subordinate investment or contribute the entire loan to our CDOs. Typically, borrowers of these loans are institutions and well-capitalized real estate operating companies and investors. These loans are secured by commercial real estate assets in a variety of industries with a variety of characteristics. We anticipate that the typical investment size for our commercial mortgage loans will range between $5 and $100 million. We expect to originate both fixed and floating rate loans with maturities generally ranging from three to ten years and we expect to hold these investments to maturity. Our primary focus initially is commercial properties in the office, retail, hotel, industrial and apartment sectors.

We also acquire seasoned loans in the secondary market secured by single assets and portfolios of performing and sub-performing loans, originated by third-party lenders such as banks, life insurance companies and other owners. These loans are secured by commercial properties throughout the U.S. and have maturities ranging between two and ten years. The typical investment size of these loans range up to $100 million, primarily on a fixed rate basis.

If we anticipate selling the senior portion of our commercial mortgage loans, we will fund the purchase of the loan either through or jointly with our TRS. In instances where we originate or purchase the commercial mortgage loans jointly with our TRS, we will retain the subordinate portion for our own account and our TRS will sell the senior portion. If we purchase the commercial mortgage loans through our TRS, the TRS will sell the subordinate piece of the loan to us at fair market value determined based on arms length dealing, and the TRS will sell the senior piece to third parties. Our TRS will be subject to corporate income tax on any taxable gain recognized by it on the sale of loans to us or to third parties and on its other taxable income. If we anticipate holding a commercial mortgage loan for our own account, we will generally fund the purchase of the loan without funding by our TRS. We and our TRS use warehouse facilities to provide short-term funding for our third-party loan purchases.

Subject to maintaining our qualification as a REIT, we also offer bridge loans to borrowers who are seeking short-term capital (that is, less than five years) to be used in the acquisition, construction or redevelopment of a property. Typically, the borrower has identified a property in a favorable market that it believes to be poorly managed or undervalued. Bridge financing enables the borrower to secure short-term financing while improving the property and avoid burdening it with restrictive long-term debt. The bridge loans we originate will be predominantly secured by first mortgage liens on the property. We anticipate that the typical investment size for bridge loans will range between $10 million and $50 million, typically on a floating rate basis.

We expect the stated maturity of our bridge loans to range from one year to five years, and we expect to hold these investments to maturity. We believe our bridge loans will lead to additional financing opportunities in the future, as bridge facilities are often a first-step toward permanent financing or a sale.

As of December 31, 2006, we had invested $729.4 million on a carrying value basis, or 53.3% of our total investments in whole loans, $3.7 million of which are bridge loans and $189.4 million of which are seasoned loans. None of the whole loans or seasoned loans we made investments in were in default at the time of purchase or were in default as of December 31, 2006. However, we may in the future invest in whole loans or seasoned loans that may be in default.

Subordinate Interests in Whole Loans (B Notes). We purchase from third parties, and may retain from whole loans we originate and securitize or sell, subordinate interests referred to as B Notes. B Notes are loans secured by a first mortgage and subordinated to a senior interest, referred to as an A Note. The subordination of a B Note is generally evidenced by a co-lender or participation agreement between the holders of the related A Note and the B Note. In some instances, the B Note lender may require a security interest in the stock or partnership interests of the borrower as part of the transaction. B Note lenders have the same obligations, collateral and borrower as the A Note lender, but typically are subordinated in recovery upon a default. B Notes share certain credit characteristics with second mortgages, in that both are subject to the greater credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or A Note. If we originate first mortgage loans, we may divide them, securitizing or selling the A Note and keeping the B Note for investment. In instances where we divide a first mortgage loan, we will fund the origination of the loan either through or jointly with our TRS. If we originate the first mortgage loan jointly with our TRS, we will retain the B Note for investment and our TRS will sell the A Note. If we originate the first mortgage loans through our TRS, the TRS will sell the B Note to us for investment at fair market value determined based on arms length dealing, and the TRS will sell the A Note to a third party. We may also pay our TRS a fee for the origination services provided by it for the B Notes we acquire for our loan portfolio. Any fee we pay to our TRS for loan origination will be market-based and consistent with fees that would be earned with the origination of mortgage loans on behalf of third parties. Our TRS will be subject to corporate income tax on any taxable gain recognized by it on the sale of B Notes or A Notes to us or to third parties and on its other taxable income. We believe that the B Note market will continue to grow with the expansion of the commercial mortgage securitization market.

When we acquire and/or originate B Notes, we may earn income on the investment, in addition to the interest payable on the B Note, in the form of fees charged to the borrower under that note (currently approximately 0.25% to 1% of the note amount) or by receiving principal payments in excess of the discounted price (below par value) we paid to acquire the note. When we originate a B Note out of a whole loan and then sell the A Note through our TRS, we will have to allocate the basis in the whole loan to the two (or more) components to reflect the fair market value of the new instruments. Our TRS may realize a profit on the sale if the allocated value is below the sale price. Our TRS will be subject to corporate income tax on any taxable gain recognized by it on such sales as well as its other taxable income.

Our ownership of a B Note with controlling class rights may, in the event the financing fails to perform according to its terms, cause us to elect to pursue our remedies as owner of the B Note, which may include foreclosure on, or modification of, the note. In some cases the owner of the A Note may be able to foreclose or modify the note against our wishes as holder of the B Note. As a result, our economic and business interests may diverge from the interests of the holders of the A Note. These divergent interests among the holders of each investment may result in conflicts of interest.

We anticipate that the typical investment size for B Notes generally range between $10 million and $50 million. B Notes generally have terms matching those of the whole loan of which they are a part, typically three to ten years and we invest in both fixed and floating rate loans. We expect to hold B Notes to their maturity. We generally structure or acquire B Notes with unilateral foreclosure rights on the underlying mortgage.

As of December 31, 2006, we had invested $150.7 million on a carrying value basis, or 11.0% of our total investments in B Notes.

Mezzanine Financing. We invest in mezzanine loans that are senior to the borrower’s common and preferred equity in, and subordinate to a first mortgage loan on, a property. These loans are secured by pledges of ownership interests, in whole or in part, in entities that directly or indirectly own the real property.

Mezzanine loans may have elements of both debt and equity instruments, offering the fixed returns in the form of interest payments and principal payments associated with senior debt, while providing lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. Due to their higher risk profile, and often less restrictive covenants, as compared to senior loans, mezzanine loans generally earn a higher return than senior secured loans. Mezzanine loans also may include a “put” feature, which permits the holder to sell its equity interest back to the borrower at a price determined though an agreed upon formula.

We structure our mezzanine loans so that we receive a stated fixed or variable interest rate on the loan as well as a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property. Our mezzanine loans also have prepayment lockouts, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns in the event of premature repayment.

These investments will typically range in size from $10 to $50 million and have terms from two to ten years. Mezzanine loans have maturities that match the maturity of the related mortgage loan but may have shorter or longer terms. We expect to hold these investments to maturity. We expect to hold certain of our mezzanine investments in our TRS.

As of December 31, 2006, we had invested $210.9 million on a carrying value basis, or 15.4% of our total investments in mezzanine financing.

Commercial Mortgage-Backed Securities. We acquire CMBS that are created when commercial loans are pooled and securitized. These securities may or may not be rated investment grade by rating agencies. We also originate CMBS from pools of commercial loans we assemble, in which event we expect to retain the more junior interests. We expect a majority of our CMBS investments to be rated by at least one nationally-recognized rating agency, and to consist of securities that are part of a capital structure or securitization where the rights of such class to receive principal and interest are subordinated to senior classes but senior to the rights of lower rated classes of securities. We intend to invest in CMBS that will yield high current interest income and where we consider the return of principal to be likely.

CMBS are generally pass-through certificates that represent beneficial ownership interests in common law trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. CMBS are secured by or evidenced by ownership interests in a single commercial mortgage loan or a pool of mortgage loans secured by commercial properties. They are typically issued in multiple tranches whereby the more senior classes are entitled to priority distributions from the trust’s income to make specified interest and principal payments on such tranches. Losses and other shortfalls from expected amounts to be received on the mortgage pool are borne by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest to which they are entitled.

The yields on CMBS depend on the timely payment of interest and principal due on the underlying mortgage loans and defaults by the borrowers on such loans may ultimately result in deficiencies and defaults on the CMBS. In the event of a default, the trustee for the benefit of the holders of CMBS has recourse only to the underlying pool of mortgage loans and, if a loan is in default, to the mortgaged property securing such mortgage loan. After the trustee has exercised all of the rights of a lender under a defaulted mortgage loan and the related mortgaged property has been liquidated, no further remedy will be available. However, holders of relatively senior classes of CMBS will be protected to a certain degree by the structural features of the securitization transaction within which such CMBS were issued, such as the subordination of the relatively more junior classes of the CMBS.

We generally invest in investment grade and subordinate classes of CMBS, including BBB-rated, BB-rated, B-rated and non-rated classes. We anticipate that the size of a typical investment in CMBS by us will be between $5 million and $50 million, primarily on a fixed rate basis. We expect the stated maturity of our CMBS securities investments range from several months to up to 15 years. We expect to hold CMBS securities to maturity.

As of December 31, 2006, we had invested $222.3 million on a carrying value basis, or 16.2% of our total investments in CMBS. 9.9% of our CMBS, based on carrying value, has been upgraded and none has been downgraded by nationally recognized statistical rating agencies, such as Standard and Poor’s Rating Service, Fitch Ratings and Moody’s Investors Services, Inc.

Joint Venture Investments. We seek to exploit the capital imbalance in the middle-market joint venture equity market by acquiring equity interests in entities that own real estate, providing financing through preferred equity investments on a co-investment basis with real estate operating companies and acquiring higher-yielding structured debt and equity securities. We anticipate that the typical investment size of our joint venture investments will range between $5 and $15 million. We expect to hold our private equity investments for a four to five year period.

We make joint venture investments in entities that directly or indirectly own commercial real estate. Joint venture investments are not secured, but holders have priority relative to common equity holders on cash flow distributions and proceeds of capital events. In addition, preferred holders can often enhance their position and protect their equity position with covenants that limit the entity’s activities and grant us the right to control the property after default. Occasionally, the first mortgage on a property prohibits additional liens and a joint venture structure provides an attractive financing alternative. With joint venture investments, we may become a special limited partner or member in the ownership entity and may be entitled to take certain actions, or cause liquidation, upon a default. Joint venture investments typically are more highly leveraged, with loan-to-value ratios of 85% to 95%.

Certain of our joint venture investments will involve the development, redevelopment or re-tenanting of all or a portion of the real estate assets owned by the joint venture. These investments will initially provide a low current dividend or yield, or no current dividend or yield, on our invested equity compared to the dividend or yield that is projected upon stabilization of the underlying real estate assets. Therefore, these assets may have a dilutive effect on our cash flows and results of operations in the short to intermediate term. If these investments perform according to our expectations, they would be accretive to our cash flow and results of operations once the underlying assets of the joint venture investment are stabilized (which can occur over a six-month to two-year period) or are sold or refinanced (which can occur over a one to four year period). However, there can be no assurance as to the successful performance of these joint venture investments.

As of December 31, 2006, we had invested $56.4 million on a carrying value basis, or 4.1% of our total investments in joint venture investments, which includes our equity investment in two limited liability companies. They are deemed to be VIEs which we consolidate in our audited financial statements because we are deemed to be the primary beneficiary of these VIEs under FIN 46R.

Other Real Estate-Related Investments. We also may make investments in other types of commercial real estate assets. These may include acquisitions of real property, net leased property, distressed and stressed debt securities, RMBS, CDOs and equity and debt issued by REITs or other real estate companies. We have authority to issue our common stock or other equity or debt securities in exchange for property. Subject to gross income and asset tests necessary for REIT qualification, we may also invest in securities of other REITs, or other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.

Some of these investments may be equity interests in properties with no stated maturity or redemption date, or long-term leasehold interests with expiration dates as long as 40 years beyond the date of our investment. We expect that we would hold these investments for between several months and up to ten years, depending upon the risk profile of the investment and our investment rationale. The timing of our sale of these investments, or of their repayment, is frequently tied to certain events involving the underlying property, such as new tenants or superior financing.

As of December 31, 2006, we had one investment in other real estate-related investments. The investment was in a CDO bond with a carrying value of $4.8 million, which we included in our CMBS carrying amount of $222.3 million.

Sourcing Potential Investment Opportunities

We recognize that investing in our targeted asset classes is highly competitive, and that we compete with many mortgage REITs, other specialty finance companies and other lenders for profitable investment opportunities. Given this competitive environment, it is important for us to have access to the broadest supply of new investment and finance opportunities, which we refer to as our gross origination flow, so that we can be highly selective in those opportunities that we decide to pursue. We source our investment opportunities through two primary channels: the affiliated CBRE system and our internal origination system.

Affiliated CBRE System. We believe that CBRE/Melody has one of the strongest and most active origination systems in the U.S. CBRE/Melody’s 113 originators are located throughout the major markets and their primary goal is to find the best capital source for their borrowers and clients. CBRE/Melody generated more than $20.7 billion of mortgage loans, joint venture equity, bridge loans, construction loans, net leased finance, whole loan dispositions and other combined real estate transactions in approximately 1,300 transactions in 2006. We believe our affiliation with CBRE and CBRE/Melody is an advantage for us in sourcing, analyzing and managing investments across all of our product types. All of our Manager’s investment professionals have direct and substantial interaction with sales, leasing and financing brokers within CBRE and CBRE/Melody. As a result, we are introduced to numerous investment opportunities. The volume of potential investments originated through this affiliation allows us to be highly selective about those opportunities we seek to pursue in order to meet our financial and operating objectives. Of our approximately $1.4 billion of investments held as of December 31, 2006, approximately 51.7% was sourced through the affiliated CBRE system.

Our Internal Origination System. Our management team’s deep experience in all aspects of real estate lending, investment, capital markets and management also provides us with a valuable origination system. Over the years, our management team has developed extensive relationships with borrowers, sellers of whole loans, various financial institutions and other financial intermediaries throughout the U.S. These relationships provide us with a broad range of investment and finance opportunities, including seasoned loans, purchased securities and private equity. The depth and diversity of these relationships will provide us with investment and finance opportunities across all major product types and markets.

Our Investment Process

Our Manager employs an active five-step investment process consisting of:

Information Research. Our Manager continuously monitors the property and capital markets to adjust its investment strategy seeking to optimize the performance of our portfolio. We believe we have strong research capabilities due to the resources and activities of CBRE. We have access to all property market and economic data research produced by CBRE and provided to its clients. In addition, we have direct access to CBRE’s leasing, sales, property management, appraisal and industry specialists, which provides us with additional market and property specific information. We have developed a proprietary database to capture this information and provide our management team with a very effective tool for refining its investment strategies and goals. Our Advisory Council’s input enables us to monitor trends in the marketplace, the financing products available in the market and current borrowers’ needs and demands. We utilize the information provided by CBRE and its affiliates and our Advisory Council as well as a variety of independent sources to refine our strategy. Some of the key elements we generally focus on are:

•	fundamental supply and demand characteristics of markets;

•	performance characteristics of all property types;

•	overall capital flows;

•	macro-economic trends;

•	demographic trends;

•	quotes on various structures and products;

•	market makers and leaders;

•	cap rates; and

•	sales information.

Once we identify our target markets and borrowers/partners in those markets, we conduct a second level of research including: detailed information on the borrower/partner, leasing and sales comparables by product type in each market, recent financing quotes and market specific capital flows. This approach allows us to focus on investment opportunities that are best for us and fall within our investment guidelines. To limit due diligence costs, all potential investments that fall within our investment guidelines are reviewed by our investment committee, prior to the decision to pursue such an investment, for overall compatibility with our investment portfolio.

Screening and Pursuit of Potential Transactions. When we have identified a potential transaction, we analyze it to determine if the particular investment meets our stated objectives. Each product team, which is headed by a member of our senior management, reviews the potential investment to determine its risk/return profile and how it would fit within our overall portfolio. Our goal is to quickly determine if we should pursue a potential investment. To make the determination at this stage requires a comprehensive review of the materials provided by the borrower concerning itself and its assets, quick analysis of the market in which the investment is located and our own modeling of the property’s projected financial performance.

Should a product team determine that the investment opportunity warrants continued review and resources, the investment is placed on our “Pipeline Report.” Once placed on the report, the product team will prepare a written summary of the transaction for the investment committee. The purpose of the brief is to introduce the opportunity to the investment committee and seek its initial guidance. The brief will include review of the following elements:

•	the borrower’s reputation, credit and payment performance;

•	an initial review of the asset, including market analysis, property valuation, risk assessment and physical examination;

•	consideration of environmental, structural and zoning factors;

•	the proposed transaction structure;

•	initial financial modeling; and

•	initial REIT and 1940 Act compliance.

We believe that this approach allows us to be responsive to the prospective borrowers, clients and partners while enabling us to stay focused on which potential investments will best help us accomplish our goals. Once the investment committee agrees to place the prospective investment on its “Pipeline Report,” the product team will begin a more detailed and thorough underwriting and due diligence.

Thorough Underwriting and Due Diligence. Following the decision to pursue an investment, each potential transaction, whether a single asset or a portfolio of assets, is subject to a review of the underlying real estate collateral, the borrower and the associated debt/equity structure. Our Manager has developed a rigorous and disciplined review approach that allows us to determine whether a prospective investment can achieve our targeted returns. From a real estate perspective, the due diligence includes, but is not limited to:

•	conducting a thorough analysis, regardless of the recourse nature of a loan, of the borrower’s investment history, reputation, credit history, investment focus and expertise;

•	making site visits to assess the economic viability of the collateral including tenant and overall property viability;

•	reviewing submarket supply and demand and existing and planned competitive properties;

•	reviewing local submarket rental and sales comparables;

•	reviewing issuer and third party valuations and appraisals of the property, if applicable, and the LTV ratio with respect to the collateral;

•	performing in-depth legal, accounting, environmental, zoning, structural analyses of the property and borrower;

•	reviewing the level and stability of cash flow from the underlying collateral to service the mortgage debt;

•	analyzing the availability of capital for refinancing by the borrower if the loan does not fully amortize;

•

reviewing loan documents to determine the lender’s rights, including personal guarantees, additional collateral, default covenants and other remedies as well as the lender’s rights under any intercreditor agreements; and

•

making appropriate modifications to reflect the underlying collateral and borrower credit risk, including requiring letters of credit or other liquid instruments to ensure timely payments and loan to value ratios appropriate for the yield.

Additionally, all investments are considered in the context of their risk and yield profile, reviewing such factors as match-funding and hedging efficiency and overall concentration considerations, such as investment size, product type, tenants, borrower, sector, floating vs. fixed rates and maturity. Our focus is on risk management and understanding the impact of any investment on our investment portfolio prior to closing.

As a result of this extensive real estate review, a cash flow forecast for each collateral property is prepared, and a valuation is assigned. The performance of the respective investment is then forecasted to derive the projected return. Sensitivity analyses are performed in consideration of differing levels of the property’s cash flow, loan losses, variances in the timing of loan payoffs or prepayments, loan extension scenarios and changing interest rates. In all cases, we consider the potential impact on the risk profile of our investment portfolio and the impact on cash flow after we implement financing at the company level, whether in the form of a CDO or some other debt instrument.

Upon completion of due diligence, our product team considers the impact of any material findings on the transaction’s risk profile. Once final due diligence is substantially complete, the investment professionals prepare and submit a final investment committee brief to the investment committee.

Investment Committee Approval. The investment committee will review the final investment committee brief prepared by a product team and decide to approve or decline the investment. Should the investment be approved, the product team will move to close the investment or financing with the assistance of legal, accounting, tax and other specialists appropriate for that particular investment.

All transactions are reported to our board of directors. Our investment committee consults regularly with our board of directors, the executive committee of our board of directors, our Advisory Council and various CBRE and CBRE/Melody professionals to understand and take advantage of the latest available market information and trends. The majority vote (which must include the affirmative vote of our chief executive officer) of all members of our investment committee is required to approve all investments and dispositions, including investments and dispositions of up to $25 million (except for (i) investments and dispositions having credit ratings of “A” or better by a major rating agency, such threshold will be up to $50 million and (ii) with respect to aggregate CMBS investments of up to $15 million having credit ratings of “B” or better and consistent with our operating guidelines, only two members of the investment committee must approve the investment; however, the majority vote of all members of our investment committee will be required to approve aggregate CMBS investments over $15 million). Separate approvals by our executive committee and our board of directors are not required under these circumstances. Our executive committee, which consists of Messrs. Ray Wirta, our chairman, Michael Melody, a director, David Marks, a director, and Keith Gollenberg, our chief executive officer and president, has the authority delegated by our board of directors to authorize transactions consistent with our investment guidelines and must approve, by a majority vote (which must include the affirmative vote of the independent director), investments and dispositions aggregating greater than $25 million and up to $50 million (except for investments and dispositions having credit ratings of “A” or better by a major rating agency, such threshold will be greater than $50 million and up to $75 million). A majority of the members of our board of directors must approve all investments and dispositions greater than such amounts identified above.

Closing. The closing process is extensive due to the documentation associated with all of our investment products. Non-CMBS closings are completed, to the extent possible, on our own standard documentation, but CMBS and many direct high yield debt investments are on documents specific to that transaction. Those documents are negotiated by our Manager with the support of one of our executive vice presidents and outside counsel. Closing of joint venture or mezzanine investments are similar to the non-CMBS closings noted above. With respect to those investments, because we are investing with a local real estate partner, or are secured by that partner’s interest in the owning entity, there are some documents that will be specific to that transaction.

Asset Management and Servicing

With respect to managing the investments made by us, our Manager (with the assistance of GEMSA or a third party as servicer where appropriate) seeks to address the following issues:

•

Investment Monitoring. Our Manager actively monitors and manages our investments. Our Manager’s asset managers have been trained to identify asset level risks early and to take measures to mitigate those concerns. Our management team reviews our portfolio quarterly on a formal basis and more frequently, on an informal basis, to consider any “early watch list” or “watch list” assets and determine any appropriate actions and reserve strategies. Assets are managed aggressively through maturity.

•

Cash Collections. When we originate a new loan, we evaluate whether it is appropriate to require a lock box agreement (or cash management account), based on certain criteria, such as the debt service coverage ratio, LTV ratio and quality of sponsorship. As determined appropriate, we will require the borrower to establish a cash management account at a commercial bank acceptable to us. Tenants will be required to deposit all rents, revenues and receipts with respect to the property into the cash management account. Generally, the debt service, loan escrows and reserves are paid from this account, and any balance remaining is remitted to the borrower.

•

Collateral Valuation. Our Manager is responsible for determining the value of the collateral property, including an analysis of the condition of the property, existing tenant base, current information and comparable market rents, occupancy and sales. When appropriate, our Manager also conducts an investigation of the borrower to identify other potential sources of recovery, including other non-real estate collateral and guarantees. Our Manager is also responsible for reviewing the collateral operating statements on an ongoing basis and within the market in order to accurately track asset value and its cash flow performance.

•

Recovery Strategies. To the extent a default is realized with respect to an investment, our Manager is responsible for recommending and implementing the appropriate recovery strategy in order to produce the highest present value recovery. Our management team’s real estate operating and distressed debt workout management experience put us in a strong position to manage problems that may arise. We may also utilize a special servicer, which in some instances, where appropriate, may be an affiliate of us, CBRE or CBRE/Melody (including GEMSA), to manage, modify and resolve loans and other investments that fail to perform under the terms of the loan agreement, note, indenture, or other governing documents. Special servicers are most frequently employed in connection with whole loans, B Notes and first-loss classes of CMBS. For the year ended December 31, 2006 and the period May 10, 2005 (inception) through December 31, 2005, we paid or had payable an aggregate of approximately $82,000 and $2,000, respectively, in fees to GEMSA in its capacity as a special servicer to our company.

Our Operating Policies

Our Investment and Borrowing Guidelines. We have adopted general guidelines for our investments and borrowings to the effect that:

•	no investment will be made that would cause us to fail to qualify as a REIT for U.S. federal income tax purposes;

•	no investment will be made that would cause us to be regulated as an investment company under the 1940 Act;

•	no more than 25% of our equity, determined as of the date of such investment, will be invested in any single asset;

•	no more than 25% of our equity, determined as of the date of such investment, will be invested in any single borrower;

•	our leverage will generally not exceed 80% of the value of our assets, in the aggregate;

•

the majority vote (which must include the affirmative vote of our chief executive officer) of all members of our investment committee will be required to approve all investments and dispositions, including investments and dispositions of up to $25 million (except for (i) investments and dispositions having credit ratings of “A” or better by a major rating agency, such threshold will be up to $50 million and (ii) with respect to aggregate CMBS investments of up to $15 million having credit ratings of “B” or better and consistent with our operating guidelines, only two members of the investment committee must approve the investment; however, the majority vote of all members of our investment committee will be required to approve aggregate CMBS investments over $15 million); the majority vote (which must include the affirmative vote of the independent director) of our executive committee will be required to approve investments and dispositions aggregating greater than $25 million and up to $50 million (except for investments and dispositions having credit ratings of “A” or better by a major rating agency, such threshold will be greater than $50 million and up to $75 million); and a majority of our board of directors must approve all investments and dispositions greater than such amounts identified above; and

•	we will maintain a portfolio of geographically diverse assets.

Our Manager is required to seek the approval of a majority of the independent members of our board of directors before we engage in a material transaction with our Manager or any of its affiliates. These investment guidelines may be changed by our board of directors without the approval of our stockholders.

In addition:

•	we will monitor all multiple asset types, sector markets, and tranches to identify attractive total return investments.

•	our asset allocation will be determined by market conditions and driven by exploitable market inefficiencies on either the asset or structuring side or both.

•	we will emphasize the following investment themes:

•	high quality investments carefully screened and selected from our numerous origination channels.

•	disciplined asset selection and bottom-up underwriting.

•	use of asset and liability structuring to lock-in attractive total returns and to minimize risk.

•	hands on asset management and exit strategy/realization monitoring.

Credit Risk Management. We are exposed to various levels of credit and special hazard risk depending on the nature of our underlying assets and the nature and level of credit enhancements supporting our assets. We originate or purchase mortgage loans that meet minimum debt service coverage standards established by us. Our Manager and our executive vice presidents review and monitor credit risk and other risks of loss associated with each investment. In addition, our Manager seeks to diversify our portfolio of assets to avoid undue geographic, issuer, industry and certain other types of concentrations. Our board of directors monitors the overall portfolio risk and reviews levels of provision for loss.

Interest Rate Risk Management. To the extent consistent with maintaining our qualification as a REIT, we follow an interest rate risk management policy intended to mitigate the negative effects of major interest rate changes. We minimize our interest rate risk from borrowings by attempting to structure the key terms of our borrowings to generally correspond to the interest rate term of our assets.

Total Return Swaps. Subject to maintaining our REIT qualification, we may finance certain of our bank loan assets using total return swaps. Total return swaps allow an investor to gain exposure to an underlying loan without actually owning the loan. In these swaps, the total return (interest, fees and capital gains/losses on an underlying loan) is paid to an investor in exchange for a floating rate payment. The investor pays a fraction of the value of the total amount of the loan that is referenced in the swap as collateral posted with the swap counterparty. The total return swap, therefore, is a leveraged investment in the underlying loan. Our ability to invest in total return swaps, other than through our TRS, may be severely limited by the REIT qualification requirements because total return swaps generally will not be considered qualifying assets and will not produce qualifying income for purposes of the REIT income and asset tests.

Hedging Activities. We engage in hedging transactions to protect our investment portfolio from interest rate fluctuations and other changes in market conditions. These transactions may include interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments. These instruments may be used to hedge as much of the interest rate risk as our Manager determines is in the best interest of our stockholders, given the cost of such hedges and the need to maintain our qualification as a REIT. We may from time to time enter into interest rate swap agreements to offset the potential adverse effects of rising interest rates under certain short-term repurchase agreements. Our Manager may elect to have us bear a level of interest rate risk that could otherwise be hedged when it believes, based on all relevant facts, that bearing such risk is advisable.

Disposition Policies. Although there are no current plans to dispose of properties or other assets within our portfolio, other than certain assets held in our TRS, our Manager evaluates our asset portfolio on a regular basis to determine if it continues to satisfy our investment criteria. Subject to certain restrictions applicable to REITs, our Manager may cause us to sell our investments opportunistically and use the proceeds of any such sale for debt reduction, additional acquisitions or working capital purposes.

Equity Capital Policies. Subject to applicable law, our board of directors has the authority, without further stockholder approval, to issue additional authorized common stock and preferred stock or otherwise raise capital, including through the issuance of trust preferred securities or senior securities, in any manner and on the terms and for the consideration it deems appropriate, including in exchange for property. We may also raise funds through the retention of cash flow (subject to provisions in the Internal Revenue Code concerning distribution requirements and the taxability of undistributed REIT taxable income). In the event that our board of directors determines to raise additional equity capital, it has the authority, without stockholder approval, to issue additional common stock, preferred stock, trust preferred securities or other senior securities in any manner and on such terms and for such consideration as it deems appropriate, at any time. Our existing stockholders and potential investors will have no preemptive right to additional shares issued in any offering, and any offering might cause a dilution of investment. We may in the future issue common stock in connection with acquisitions.

We may, under certain circumstances, repurchase our common stock in private transactions with our stockholders, if those purchases are approved by our board of directors. Our board of directors has no present intention of causing us to repurchase any shares, and any action would only be taken in conformity with applicable federal and state laws and the applicable requirements for qualifying as a REIT, for so long as the board of directors concludes that we should remain a REIT. We also have the authority to offer equity or debt securities in exchange for property.

Other Policies. We intend to operate in a manner that will not subject us to regulation under the 1940 Act. Subject to gross income and asset tests necessary for REIT qualification, we may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities. We may engage in the purchase and sale of investments. We also may make loans to third parties. We will not underwrite the securities of other issuers.

Future Revisions in Policies and Strategies. Our board of directors has approved the investment policies, the operating policies and other strategies set forth in this prospectus. Our board of directors has the power to modify or waive these policies and strategies, or amend the management agreement with our Manager, without the consent of our stockholders to the extent that the board of directors (including a majority of our independent directors) determines that such modification or waiver is in our best interest or the best interest of our stockholders. Among other factors, developments in the market that either affect the policies and strategies mentioned herein or which change our assessment of the market may cause our board of directors to revise its policies and strategies. However, if such modification or waiver involves the relationship of, or any transaction between, us and our Manager or any affiliate of our Manager, the approval of a majority of our independent directors is also required.

Competition

Our net income depends, in large part, on our Manager’s ability to originate and acquire structured investments with spreads over our borrowing costs. In originating and acquiring these investments, our Manager competes with other commercial REITs, specialty finance companies, savings and loan associations, banks, mortgage brokers, insurance companies, mutual funds, institutional investors, investment banks firms, other lenders, governmental bodies and other entities. In addition, there are numerous commercial REITs with asset acquisition objectives similar to ours, and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of commercial real estate finance products suitable for purchase by us. Some of our anticipated competitors are significantly larger than us, have access to greater capital and other resources and may have other advantages over us.

Conflicts of Interests

We are entirely dependent upon our Manager for our day-to-day management and do not have any independent officers. Ray Wirta, our chairman, is the vice chairman of CBRE and Michael Melody, one of our directors, is the vice chairman of CBRE/Melody. Our chairman, chief executive officer, chief financial officer and executive vice presidents also serve as officers of our Manager. As a result, we, our Manager, our executive officers and directors and CBRE may face conflicts of interests because of our relationships with each other. These conflicts include the following:

•

The management agreement between us and our Manager was negotiated between related parties, and the terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. The interests of these officers and directors in the affairs of CBRE and CBRE/Melody, respectively, may conflict from time to time with our interests.

•

CBRE or its affiliates provide various services to our company, including but not limited to, the provision of certain research, appraisal and servicing activities for which CBRE and its affiliates are provided market rate fees. Although such arrangements are approved by a majority of our independent directors, they are negotiated among related parties.

•

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or any of our subsidiaries or in any transaction to which we or any of our subsidiaries is a party or has an interest. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. However, our code of business conduct and ethics contain a conflict of interest policy that prohibits our directors, officers and employees from engaging in any transaction that involves an actual or apparent conflict of interest with us.

•

The compensation we pay to our Manager consists of both a base management fee that is not tied to our performance and an incentive management fee that is based entirely on our performance. The risk of the base management fee component is that it may not provide sufficient incentive to our Manager to seek to achieve attractive returns to us. The risk of incentive management fee component is that it may cause our Manager to place undue emphasis on the maximization of short-term net income at the expense of other criteria, such as preservation of capital, in order to achieve a higher incentive fee. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

•

Our Manager does not assume any responsibility beyond the duties specified in the management agreement and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager and its officers, managers, employees and affiliates will not be liable to us, our directors or our stockholders for, and we have agreed to indemnify them for all claims and damages arising from, acts or omissions performed in good faith in accordance with and pursuant to the management agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement. As a result, we could experience poor performance or losses for which our Manager would not be liable.

Conflicts of Interests Resolution Policies

We have implemented several policies, through board action and through the terms of our constituent documents and of our agreements with CBRE, to help address potential conflicts of interest:

•

Our board of directors has adopted a policy that a majority of our board of directors will be independent directors, and that a majority of our independent directors must make any determinations on our behalf with respect to the relationships or transactions that present a conflict of interest for our directors or officers.

•

Our board of directors has adopted a policy that decisions concerning our management agreement with our Manager, including termination, renewal and enforcement thereof, or concerning any acquisition of assets from CBRE or its affiliates or other participation in any transactions with CBRE or its affiliates outside of the management agreement must be reviewed and approved by a majority of our independent directors.

•

Our management agreement provides that our determinations to terminate the management agreement for cause or because the management fees are unfair to us or because of a change in control of our Manager will be made by a majority vote of our independent directors.

•	Our independent directors will periodically review the general investment standards established for our Manager under the management agreement.

•

Our management agreement with our Manager provides that our Manager may not assign certain duties under the management agreement, except to certain of its affiliates, without the approval of a majority of our independent directors.

Management Agreement

We have entered into a management agreement with our Manager that provides for the day-to-day management of our operations. The management agreement requires our Manager to manage our business affairs in conformity with the policies and the investment guidelines that are approved and monitored by our board of directors. Our Manager’s role as manager is under the supervision and direction of our board of directors.

The initial term of the management agreement expires on December 31, 2008 and will be automatically renewed for a one-year term each anniversary date thereafter. After the initial term, our independent directors will review our Manager’s performance annually and our management agreement may be terminated annually based upon (i) unsatisfactory performance that is materially detrimental to us (as determined by (1) affirmative vote of at least two thirds of our independent directors, or (2) a vote of the holders of at least a majority of the outstanding shares of our common stock), or (ii) a determination by our independent directors that the compensation payable to our Manager are not fair, subject to our Manager’s right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. A termination fee will be paid to our Manager upon such termination. We may also terminate our management agreement with 60 days’ prior written notice from our board of directors, without payment of a termination fee, for cause, as defined in our management agreement.

Pursuant to the management agreement, our Manager is entitled to receive a base management fee, incentive compensation and, in certain circumstances, a termination fee and reimbursement of certain expenses as described in the management agreement. The following table summarizes the fees and expenses payable to our Manager pursuant to the management agreement.

Fee	Summary Description

Base Management Fee	Payable monthly in arrears in an amount equal to 1/12th of the sum of (i) 2.0% of the first $400 million of our gross stockholders’ equity (as defined in the management agreement), or equity, (ii) 1.75% of our equity in an amount in excess of $400 million and up to $800 million and (iii) 1.50% of our equity in excess of $800 million. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us.

Incentive Fee

Payable quarterly in an amount equal to the product of:

•     25% of the dollar amount by which

•     our Funds From Operations (as defined in the management agreement) (after the base management fee and before incentive compensation) per share of our common stock for such quarter (based on the weighted average number of shares outstanding for such quarter)

•     exceeds an amount equal to

•     the weighted average of the price per share of our common stock in our June 2005 private offering and the prices per share of our common stock in any subsequent offering by us, in each case at the time of issuance thereof, multiplied by the greater of

•     2.25% or

•     0.75% plus one-fourth of the Ten Year Treasury Rate (as defined in the management agreement) for such quarter;

• multiplied by the weighted average number of shares of our common stock outstanding during such quarter.

Termination Fee	Payable upon termination without cause or non-renewal of the management agreement in an amount equal to three times the sum of the annual base management fee and the annual incentive compensation earned by our Manager during the previous 12-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

Expenses	Payable monthly in arrears to our Manager for all documented expenses incurred by our Manager on our behalf. The expenses include all operating and administrative expenses incurred by the employees of our Manager.

For the twelve months ended December 31, 2006 and the period from June 9, 2005, the date we commenced operations, through December 31, 2005, our Manager had earned base management fees of approximately $6.5 million and $3.2 million, respectively. We did not accrue or pay any incentive fees through December 31, 2006.

Our Distribution Policy

U.S. federal income tax law requires that a REIT distribute annually at least 90% of its net taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain.

In order to maintain our REIT qualification and to generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all or substantially all of our net taxable income to holders of our common stock. Any future distributions we make will be at the discretion of our board of directors and will depend upon, among other things, our actual results of operations. These results and our ability to pay distributions will be affected by various factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditure.

To the extent that our cash available for distribution is less than 90% of our net taxable income, we may consider various funding sources to cover any such shortfall, including borrowing under our warehouse facilities, selling certain of our assets or using a portion of the net proceeds we receive in this offering or future offerings. Our distribution policy enables us to review the alternative funding sources available to us from time to time.

Exclusion From Regulation Under the 1940 Act

We conduct our operations so that we are not required to register as an investment company. Under Section 3(a)(1) of the 1940 Act, a company is not deemed to be an “investment company” if:

•	it neither is, nor holds itself out as being, engaged primarily, nor proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

•

it neither is engaged nor proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and does not own or propose to acquire “investment securities” having a value exceeding 40% of the value of its total assets on an unconsolidated basis, or the 40% Test. “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act.

Because we are a holding company that will conduct our businesses through wholly-owned or majority-owned subsidiaries, the securities issued by our subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through our subsidiaries.

CBRE Realty Finance Holdings, LLC, our subsidiary that holds, through wholly-owned subsidiaries, substantially all of our real-estate-related securities, intends to be exempt from 1940 Act regulation under either Section 3(c)(5)(C) and/or Section 3(c)(6) of the 1940 Act. With respect to this subsidiary, at least 55% of its portfolio (directly or indirectly through its wholly-owned subsidiaries) must consist of qualifying real estate assets (which, in general, must consist of whole mortgage loans and other liens on and interests in real estate, B Notes and CMBS with unilateral foreclosure rights on the underlying mortgages and certain whole pool CMBS) and another 25% of its portfolio must consist of qualifying real estate assets or other real estate-related assets.

Based on no-action letters issued by the Staff of the Securities and Exchange Commission, or the SEC, we classify our investments in whole loans as qualifying real estate assets, as long as the loans are “fully secured” by an interest in real estate. That is, if the loan-to-value ratio of the loan is equal to or less than 100%, then we consider the loan a qualifying real estate asset. We do not consider loans with loan-to-value ratios in excess of 100% to be qualifying real estate assets that come within the 55% basket, but only real estate-related assets that come within the 25% basket. With respect to our investments in B Notes, we take the position that B Notes are qualifying real estate assets that come within the 55% basket, or Qualifying B Notes, where we have the unilateral right to (i) instruct the servicer to foreclose on a defaulted mortgage loan, (ii) replace the servicer in the event the servicer, in its discretion, elects not to foreclose on such a loan, and (iii) purchase the A Note in the event of a default on the mortgage loan and foreclose on the loan. We note that the SEC Staff has not provided any guidance on the treatment of B Notes for Section 3(c)(5)(C) purposes and any such guidance may require us to adjust our B Note investment strategy. We will treat our mezzanine loans and our current CMBS investments as real estate-related assets that come within the 25% basket. Our joint venture investments may constitute qualifying real estate assets if we have the right to approve certain major decisions affecting the joint venture.

The treatment of other investments as qualifying real estate assets and real estate-related assets is based on the characteristics of the underlying collateral and the particular type of loan including whether we have foreclosure rights with respect to those securities or loans that have underlying real estate collateral. Because this subsidiary intends to rely on Section 3(c)(5)(C) and/or Section 3(c)(6) for its 1940 Act exemption, our investment therein will not constitute an “investment security” for purposes of the 40% Test. We believe that CBRE Realty Finance TRS, Inc., our TRS, is exempted from 1940 Act regulation under Section 3(c)(7) of the 1940 Act. Therefore, our investment in our TRS will constitute an “investment security” for purposes of the 40% Test. Our CDO subsidiary is a QRS, that is expected to be exempted under the 1940 Act under Section 3(c)(5)(C). Additionally, we expect to form separate subsidiaries for each additional CDO or other securitizations we sponsor. We expect that each such subsidiary will rely on the exception provided by Section 3(c)(5)(C) or 3(c)(7) under the 1940 Act.

We have not received, nor have we sought, a no-action letter from the Securities and Exchange Commission, or the SEC, regarding how our investment strategy fits within the exclusions from regulation under the 1940 Act that we and our subsidiaries are using. To the extent that the SEC provides more specific guidance regarding the treatment of assets as qualifying real estate assets or real estate-related assets, we may be required to adjust our investment strategy accordingly. Any additional guidance from the SEC could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategy we have chosen.

If we or our subsidiaries fail to maintain our exclusions or exemptions from the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), and portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. Compliance with the 1940 Act will, accordingly, limit our ability to make certain investments.

Our Formation and Structure

We were organized as a Maryland corporation in May 2005 and completed a private offering of our common stock in June 2005 in which we raised net proceeds of approximately $282.5 million. CBRE, through one of its affiliates, purchased from us 1,100,000 shares of our common stock in the private offering, representing 5.1% of our common stock on a fully-diluted basis as of December 31, 2005. Certain of our executive officers and directors and certain executive officers and directors of CBRE and CBRE/Melody purchased 964,101 shares of our common stock in that offering, representing 4.5% of our common stock on a fully-diluted basis as of December 31, 2005. Additionally, certain other employees of CBRE and CBRE/Melody purchased 732,114 shares of our common stock in that offering, representing 3.4% of our common stock on a fully-diluted basis as of December 31, 2005. Upon completion of our June 2005 private offering, we granted to our Manager, its employees and certain of its related persons 565,087 shares of restricted stock and options to purchase 813,600 shares of our common stock with an exercise price of $15.00 per share, representing 6.5% of our common stock on a fully-diluted basis as of December 31, 2005. Additionally, 34,913 shares of restricted stock and options to purchase 186,400 shares of our common stock were made available for issuance to our Manager or to employees or other related parties of our Manager as directed by our Manager. Upon completion of our June 2005 private offering, we granted to our directors 2,668 shares of restricted stock in the aggregate.

Our investment activities are managed by our Manager and, through it, by CBRE and CBRE/Melody, which we consider to be our promoters, and are supervised by our investment committee and board of directors. Ray Wirta, vice chairman and director of CBRE and chairman of our Manager, is our chairman. Michael Melody, the executive managing director of our Manager and vice chairman of CBRE/Melody, is one of our directors.

CB Richard Ellis

CBRE (NYSE: CBG), an S&P 500 company, is the largest global commercial real estate services firm, based on 2006 revenue, offering a full range of services to owners, lenders, occupiers and investors in office, retail, industrial, multi-family and other commercial real estate. As of December 31, 2006, excluding affiliate and partner offices, CBRE operated in over 300 offices worldwide with over 24,000 employees. CBRE’s business is focused on several service competencies, including tenant representation, property/agency leasing, property sales, development services, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, commercial property and corporate facilities management, valuation, proprietary research and real estate investment management. CBRE is a leader in many of the local markets in which it operates, including New York, Los Angeles, Chicago, London and Paris. CBRE has a well-balanced, highly diversified client base that includes approximately 85 of the Fortune 100 companies.

CBRE Melody & Company

CBRE/Melody, a wholly-owned subsidiary of CBRE, is one of the largest originators of commercial real estate loans in the U.S. based on origination volume. CBRE/Melody originates and services commercial mortgage loans primarily through relationships established with investment banks, commercial banks, specialty lenders, insurance companies, pension funds and governmental agencies. As of December 31, 2006, including affiliate and partner offices, CBRE/Melody operated in 36 offices nationwide with approximately 307 employees, including 113 originators. CBRE’s mortgage loan origination and servicing operations are conducted exclusively through CBRE/Melody.

Staffing

We are managed by our Manager pursuant to the management agreement between our Manager and us. All of our executive officers are employees of our Manager or one or more of its affiliates. All of the employees of our Manager are fully dedicated to the operations of our Manager. Through at least the initial term of the management agreement, our Manager is solely dedicated to the operations of our company. In addition, we have reasonable access to the investment professionals of each of CBRE and CBRE/Melody. Our Manager had 29 employees as of December 31, 2006.

Available Information

Our internet address is www.cbrerealtyfinance.com. We make available, free of charge, on or through the “SEC Filings” section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Also posted on our website, and available in print upon request to our Investor Relations Department, are the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, and our Code of Business Conduct and Ethics, which governs our directors, officers and employees. Within the time period required by the Securities and Exchange Commission and the New York Stock Exchange, we will post on our website any amendment to our Code of Business Conduct and Ethics and any waiver applicable to our senior financial officers, and our executive officers or directors. In addition, information concerning purchases and sales of our equity securities by our directors and Section 16 reporting officers is also posted on our website.

Our investor relations representative can be contacted by telephone: (860) 275-6200, or at our principal executive office, which is located at 185 Asylum Street, 37th Floor, Hartford, CT 06103, Attention: Investor Relations Officer.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the following risk factors, together with the other information contained in this Annual Report on Form 10-K. If any of the risks discussed in this Annual Report on Form 10-K occurs, our business, financial condition, liquidity and results of operations could be materially and adversely affected. If this were to happen, the price of our common stock could decline significantly and you could lose all or a part of your investment.

Risks Related To Our Business

We have a limited operating history and limited experience operating as a REIT and we may not be able to successfully operate our business or generate sufficient revenue to make or sustain dividends to stockholders.

We have a limited operating history and limited experience operating as a REIT. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives as described in this 10-K and that the value of your investment could decline substantially. Our ability to achieve attractive total returns to our stockholders is dependent on our ability both to generate sufficient cash flow to pay an attractive dividend and to achieve capital appreciation, and we cannot assure you we will do either. There can be no assurance that we will be able to generate sufficient revenue from operations to pay our operating expenses and make distributions to stockholders.

The U.S. federal income tax laws impose numerous constraints on the operations of REITs. Our Manager’s limited experience in managing a portfolio of assets under such constraints may hinder its ability to achieve our investment objective. In addition, maintaining our REIT qualification limits the types of investments we are able to make. Our investors did not acquire an interest in CBRE, CBRE/Melody or their subsidiaries through our October 2006 initial public offering, or our IPO. We can offer no assurance that our Manager will replicate CBRE’s or CBRE/Melody’s historical success or our management team’s success in its previous endeavors, and we caution you that our investment returns could be substantially lower than the returns achieved by those funds or previous endeavors.

We are dependent upon our Manager and certain key personnel of CBRE and CBRE/Melody provided to us through our Manager and may not find a suitable replacement if our Manager terminates the management agreement or such key personnel are no longer available to us.

We have no employees. Our officers are employees of our Manager. We have no separate facilities and are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies. We depend on the diligence, skill and network of business contacts of the management of our Manager, and, through our Manager, of CBRE and CBRE/Melody. The management team of our Manager evaluates, negotiates, structures, closes and monitors our investments. We believe that our success depends on the continued service of the management team of our Manager, including Keith Gollenberg, Michael Angerthal, James Evans, Paul Martin and Thomas Podgorski. The departure of any of the members of the management of our Manager, or a significant number of the investment professionals of our Manager could have a material adverse effect on our performance. We are also subject to the risk that our Manager will terminate the management agreement and that no suitable replacement will be found to manage us. We can offer no assurance that our Manager will remain our external manager or that we will continue to have access to our Manager’s, CBRE’s or CBRE/Melody’s principals and professionals or their information or deal flow. If our Manager terminates the management agreement, key officers leave our Manager or we do not have access to CBRE’s or CBRE/Melody’s principals and professionals or their information or deal flow, we may be unable to execute our business plan.

Termination of our management agreement would be costly.

Termination of the management agreement with our Manager without cause is difficult and costly. The management agreement provides that it may only be terminated without cause following the initial period annually (i) upon the affirmative vote of at least two-thirds of our independent directors, or (ii) by a vote of the holders of at least a majority of the outstanding shares of our common stock, based upon (1) unsatisfactory performance by our Manager that is materially detrimental to us or (2) a determination that the compensation payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination by accepting a mutually acceptable reduction of management fees. Our Manager will be provided 180 days’ prior notice of any such termination and will be paid a termination fee equal to the amount of three times the sum of the annual base management fee and the annual incentive compensation earned by our Manager during the 12-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. These provisions may increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.

In addition, our Manager may terminate the management agreement (i) upon 60 days’ prior written notice to us in the event we default in the performance or observation of any material term, condition or covenant in the management agreement for a period of 60 days after such written notice or (ii) in the event we become regulated as an “investment company” under the 1940 Act. In the event that the management agreement is terminated by our Manager as a result of default by us, we are required to pay our Manager a termination fee equal to the amount of three times the sum of the annual base management fee and the annual incentive compensation earned by our Manager during the 12-month period immediately preceding the date of the termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. No termination fee is payable by us if the management agreement is terminated because we have become regulated as an investment company under the 1940 Act.

The base management fee payable to our Manager is payable regardless of our performance.

Our Manager is entitled to receive a base management fee that is based on the amount of our equity (defined in the management agreement as the month-end value, computed in accordance with U.S. generally accepted accounting principles, or GAAP, of our stockholders’ equity, adjusted to exclude the effect of any unrealized gains, losses or other items that do not affect realized net income), regardless of the performance of our portfolio. For example, we will pay our Manager a base management fee for a specific period despite the fact that we experienced a net loss during the same period. Our Manager’s entitlement to substantial non-performance based compensation might reduce its incentive to devote its time and effort to seeking profitable opportunities for our portfolio. This in turn could adversely affect our ability to make distributions to our stockholders.

Our incentive fee may induce our Manager to make certain investments, including speculative investments.

Our Manager’s entitlement to an incentive fee may cause it to invest in high risk investments. In addition to its base management fee, our Manager is entitled to receive incentive compensation based in part upon our achievement of targeted levels of funds from operations (defined in the management agreement as the net income, computed in accordance with GAAP, excluding gains (losses) from debt restructuring and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets and non-cash equity compensation expense, and after adjustments for unconsolidated partnerships and joint ventures; provided, that the foregoing calculation of funds from operations shall be adjusted to exclude one-time events pursuant to changes in GAAP, and may be adjusted to exclude other non-cash charges after discussion between our Manager and the independent directors and approval by a majority of the independent directors in the case of non-cash charges). In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on funds from operations may lead our Manager to place undue emphasis on the maximization of funds from operations at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our invested portfolio. Additionally, because certain non-cash expenses are added to funds from operations, this measurement may result in higher compensation payable to our Manager for incentive fees than would otherwise be payable if we were using a GAAP measurement for compensation purposes.

Our Manager manages our portfolio pursuant to very broad investment guidelines and our board of directors does not approve each investment decision made by our Manager, which may result in our making riskier investments.

Our Manager is authorized to follow very broad investment guidelines. While our directors periodically review our investment guidelines and our investment portfolio, they do not review all of our proposed investments and are only required to approve investments or dispositions that exceed $50 million (or $75 million for investments and dispositions having credit ratings of “A” or better by a major rating agency), subject to certain limited exceptions. In addition, in conducting periodic reviews, our directors may rely primarily on information provided to them by our Manager. Furthermore, our Manager may use complex strategies and transactions entered into by our Manager that may be difficult or impossible to unwind by the time they are reviewed by our directors. Our Manager has great latitude within the broad investment guidelines in determining the types of assets it may decide are proper investments for us. Decisions made and investments entered into by our Manager may not fully reflect your best interests. In addition, our board of directors may change the investment guidelines at any time without the approval of our stockholders.

We may change our operational policies without stockholder consent, which may adversely affect the market price of our common stock and our ability to make distributions to our stockholders.

Our board of directors determines our operational policies and may amend or revise our policies, including our policies with respect to our REIT qualification, acquisitions, growth, operations, indebtedness, capitalization, distributions and conflicts of interest or approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders. Operational policy changes could adversely affect the market price of our common stock and our ability to make distributions to our stockholders.

We may change our investment strategy and asset allocation without stockholder consent, which may result in riskier investments.

We may change our investment strategy or asset allocation, including the percentage of assets that may be invested in each class, or in the case of securities, in a single issuer, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this prospectus. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the market price of our common stock and our ability to make distributions to you. Furthermore, a change in our asset allocation could result in our making investments in instrument categories different from those described in this prospectus.

There are conflicts of interest in our relationship with our Manager, which could result in decisions that are not in the best interests of our stockholders.

We are entirely dependent upon our Manager for our day-to-day management and do not have any independent officers. Our chairman, chief executive officer, chief financial officer and executive vice presidents also serve as officers and/or directors of our Manager, CBRE and/or CBRE/Melody. In addition, one of our other directors is affiliated with our Manager, CBRE and/or CBRE/Melody. As a result, our management agreement with our Manager was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. In addition, we may enter into transactions in the future with CBRE, CBRE/Melody or their affiliates that may result in a conflict of interest.

We may compete with future investment entities for access to CBRE and its affiliates.

Through at least the initial term of our management agreement, our company is the exclusive investment vehicle, subject to certain exceptions, sponsored by CBRE or its affiliates that focuses primarily on the acquisition and finance of real estate-related loans, structured finance debt investments and CMBS. However, there can be no assurance that CBRE or its affiliates will not sponsor other investment vehicles in the future. If any such investment vehicles have an investment focus similar to our focus, we may be competing for access to the benefits that we expect our relationship with CBRE and its affiliates to provide to us.

We leverage our investments, which may adversely affect our return on our investments and may reduce cash available for distribution to our stockholders.

We leverage our investments through borrowings, generally through the use of warehouse facilities, bank credit facilities, repurchase agreements, secured loans, securitizations, including the issuance of CDOs, loans to entities in which we hold, directly or indirectly, interests in pools of assets, and other borrowings. Our charter contains no limitations on our use of leverage. As of December 31, 2006, our outstanding indebtedness was $994.1 million, secured by 37 loans, 48 CMBS investments and two joint venture investments with an aggregate carrying value of approximately $1.1 billion, representing 80.9% of our assets by carrying value. As of December 31, 2006, our leverage ratio was 2.4 times. The percentage of leverage varies depending on our ability to obtain credit facilities and the lender’s and rating agencies’ estimate of the stability of the investments’ cash flow. We intend to continue to use leverage to acquire all of our investments other than joint venture investments consistent with the policy described above, although our board of directors may alter this policy at any time. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions increase the cost of our financing relative to the income that can be derived from the assets acquired. Our debt service payments will reduce cash flow available for distributions to stockholders. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy the obligations. In addition, if a property or properties are mortgaged to secure payment of indebtedness and we are unable to meet required mortgage payments, the mortgage securing the property could be foreclosed upon by, or the property could be otherwise transferred to the mortgagee with a consequent loss of asset value and income to us and our stockholders. We leverage certain of our assets through warehouse agreements. A decrease in the value of these assets may lead to margin calls which we will have to satisfy. We may not have the funds available to satisfy any such margin calls and may have to sell assets at a time when we might not otherwise choose to do so.

Further, credit facility providers may require us to maintain a certain amount of cash uninvested or set aside unlevered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

We may not be able to access financing sources on favorable terms, or at all, which could adversely affect our ability to execute our business plan.

We intend to finance our assets over the long-term through a variety of means, including warehouse lines, repurchase agreements, credit facilities, issuance of CMBS, CDOs and other structured financings. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner which are beyond our control, including lack of liquidity and greater credit spreads. We cannot assure you that these markets will remain an efficient source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to you, funds available for operations as well as for future business opportunities.

Lenders may require us to enter into restrictive covenants relating to our operations.

When we obtain financing, lenders could impose restrictions on us that would affect our ability to incur additional debt, our capability to make distributions to stockholders and our flexibility to determine our operating policies. Loan documents we execute will contain negative covenants that may limit, among other things, our ability to repurchase stock, distribute more than a certain amount of our funds from operations, and employ leverage beyond certain amounts. For example, though we have legal title to our assets and have all of the risks and rewards of ownership, under the master repurchase agreements for the DB Warehouse Facilities, the lender has a security interest in certain assets as collateral for our obligation under the related borrowings. Accordingly, we are prohibited, among other things, to take any action which would directly or indirectly impair or adversely affect the lender’s security interest the underlying securities or loans, to transfer any interest in the underlying loans to any person other than the lender, to modify in any material respect or terminate any of our organizational documents or to create or permit any lien or encumbrance on the underlying securities or loans.

The warehouse agreements and credit facilities that we use to finance our investments may require us to provide additional collateral.

We use credit facilities, including warehouse agreements, to finance our investments. If the market value of the loans or securities pledged or sold by us to a funding source decline in value, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced. For example, under the $400.0 million master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch, or the DB Warehouse Facility, the lender may, by notice to us, require us to transfer to the lender cash or additional collateral acceptable by the lender in its sole and absolute discretion not later than one business day after such notice was given. We may not have the funds available to pay down our debt, which could result in defaults. Posting additional collateral to support our credit facilities will reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate our indebtedness, increase interest rates and terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the U.S. Bankruptcy Code.

Further, credit facility providers may require us to maintain a certain amount of cash uninvested or set aside unlevered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

If our Manager ceases to be our manager pursuant to the management agreement, financial institutions providing our credit facilities may not provide future financing to us.

The financial institutions that finance our investments pursuant to our credit facilities and our warehouse agreements may require that our Manager remain our manager pursuant to the management agreement. If our Manager ceases to be our manager, it could constitute an event of default and each of the financial institutions under these credit facilities would have the right to terminate their facility and their obligation to advance funds to us to finance our future investments. If our Manager ceases to be our manager for any reason and we are unable to obtain financing under these or replacement credit facilities, our growth may be limited. Our DB Warehouse Facility and two facilities with Banc of America Securities, LLC, and Bank of America, N.A., or the Bank of America Warehouse Facilities, do not provide that the dissolution of the relationship between us and our Manager would constitute an event of default under such facilities.

Our financial condition and results of operation will depend on our ability to manage future growth effectively.

Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on the management team of our Manager and its ability to identify and invest in securities that meet our investment criteria as well as on our access to financing on acceptable terms. Our ability to grow is also dependent upon our Manager’s ability to successfully hire, train, supervise and manage new employees. We may not be able to manage growth effectively or to achieve growth at all. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we plan to make. We compete with other REITs, public and private funds, commercial and investment banks and commercial finance companies. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several other REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

Failure to procure adequate capital and funding would adversely affect our results and may, in turn, negatively affect the market price of shares of our common stock and our ability to distribute dividends.

We depend upon the availability of adequate funding and capital for our operations. As a REIT, we are required to distribute annually at least 90% of our net taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and are therefore not able to retain significant amounts of our earnings for new investments. However, CBRE Realty Finance TRS, Inc., our TRS, is able to retain (and likely will retain) earnings for investment in new capital, subject to the REIT requirements which place a limitation on the relative value of TRS stock and securities owned by a REIT. The failure to secure acceptable financing could reduce our taxable income, as our investments would no longer generate the same level of net interest income due to the lack of funding or increase in funding costs. A reduction in our net income would have an adverse effect on our liquidity and our ability to make distributions to our stockholders. We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. Therefore, in the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the market price of our common stock and our ability to distribute dividends.

If we issue senior securities we will be exposed to additional restrictive covenants and limitations on our operative flexibility, which could adversely affect our ability to pay dividends.

If we decide to issue senior securities in the future, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Holders of senior securities may be granted specific rights, including but not limited to: the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under the indenture, rights to restrict dividend payments, and rights to require approval to sell assets. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. We, and indirectly our stockholders, will bear the cost of issuing and servicing such securities.

We may not be able to successfully complete securitization transactions.

In addition to issuing senior securities to raise capital as described above, we may in the future, and to the extent consistent with the REIT requirements, seek to securitize certain of our portfolio investments to generate cash for funding new investments. This would involve creating a special-purpose vehicle, contributing a pool of our assets to the entity, and selling interests in the entity on a non-recourse basis to purchasers (who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools). We would retain all or a portion of the equity in the securitized pool of portfolio investments. We will initially finance our investments with relatively short-term credit facilities. We will use these short-term facilities to finance the acquisition of securities until a sufficient quantity of securities is accumulated, at which time we intend to refinance these facilities through a securitization, such as a CDO issuance, or other long-term financing. As a result, we are subject to the risk that we may not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible securities to maximize the efficiency of a CDO issuance. We also bear the risk that we may not be able to obtain short-term credit facilities or may not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible securities for a long-term financing. The inability to renew our short-term credit facilities may require us to seek more costly financing for our investments or to liquidate assets. In addition, conditions in the capital markets may make the issuance of a CDO impractical when we do have a sufficient pool of collateral. The inability to securitize our portfolio could hurt our performance and ability to grow our business. At the same time, the securitization of our portfolio investments might expose us to losses, as the residual portfolio investments in which we do not sell interests will tend to be riskier and more likely to generate losses.

The use of CDO financings with over-collateralization requirements may have a negative impact on our cash flow.

We expect that the terms of CDOs we may issue will generally provide that the principal amount of assets must exceed the principal balance of the related bonds by a certain amount, commonly referred to as “over-collateralization.” We anticipate that the CDO terms will provide that, if certain delinquencies and/or losses exceed the specified levels based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the bonds, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive net income from assets collateralizing the obligations. We cannot assure you that the performance tests will be satisfied. In advance of completing negotiations with the rating agencies or other key transaction parties on our future CDO financings, we cannot assure you of the actual terms of the CDO delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net income to us. Failure to obtain favorable terms with regard to these matters may materially and adversely affect the availability of net income to us. If our assets fail to perform as anticipated, our over-collateralization or other credit enhancement expense associated with our CDO financings will increase.

We may be required to repurchase loans that we have sold or to indemnify holders of our CDOs.

If any of the loans we originate or acquire and sell or securitize do not comply with representations and warranties that we make about certain characteristics of the loans, the borrowers and the underlying properties, we may be required to repurchase those loans (including from a trust vehicle used to facilitate a structured financing of the assets through CDOs) or replace them with substitute loans. In addition, in the case of loans that we have sold instead of retained, we may be required to indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of working capital to carry on our books, and our ability to borrow against such assets is limited. Any significant repurchases or indemnification payments could materially and adversely affect our financial condition and operating results.

Lack of diversification in number of investments increases our dependence on individual investments.

If we acquire larger loans or property interests, our portfolio will be concentrated in a smaller number of assets, increasing the risk of loss to stockholders if a default or other problem arises.

In a period of rising interest rates, our interest expense could increase while the interest we earn on our fixed-rate assets would not change, which would adversely affect our profitability.

Our operating results depend in large part on differences between the income from our assets, net of credit losses, and financing costs. We anticipate that, in most cases, for any period during which our assets are not match-funded, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and market value of our assets. Interest rate fluctuations resulting in our interest expense exceeding our interest income would result in operating losses for us and may limit or eliminate our ability to make distributions to our stockholders.

If credit spreads widen before we obtain long-term financing for our assets, the value of our assets may suffer.

We price our assets based on our assumption about future credit spreads for financing those assets. We have obtained and will obtain in the future longer term financing for our assets using structure financing techniques. Such issuance entail interest rates set at a spread over a certain benchmark, such as the yield on United States Treasury obligations, swaps or LIBOR. If the spread that investors are paying on our current structured finance vehicle and will pay on future structured finance vehicles we may engage in over the benchmark widens and the rates we are charging or will charge on our securitized assets are not increased accordingly, this may reduce our income or cause losses.

We may not be able to renew the total return swaps that we may enter into, which could adversely impact our leveraging strategy.

We may leverage certain of our investments through the use of total return swaps. We may wish to renew many of the swaps, which are for specified terms, as they mature. However, there is a limited number of providers of such swaps, and there is no assurance the initial swap providers will choose to renew the swaps, and—if they do not renew—that we would be able to obtain suitable replacement providers. Providers may choose not to renew our total return swaps for a number of reasons, including:

•	increases in the provider’s cost of funding;

•	insufficient volume of business with a particular provider;

•	a desire by our company to invest in a type of swap that the provider does not view as economically attractive due to changes in interest rates or other market factors; or

•	the inability of our company and a provider to agree on terms.

Furthermore, our ability to invest in total return swaps, other than through a TRS, may be severely limited by the REIT qualification requirements because total return swaps are not qualifying assets and do not produce qualifying income for the purposes of the REIT asset and income tests.

Hedging against interest rate exposure may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

We may pursue various hedging strategies to seek to reduce our exposure to losses from adverse changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the amount of income that a REIT may earn from hedging transactions (other than through TRSs) to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the party owing money in the hedging transaction may default on its obligation to pay.

Our hedging activity may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

Declines in the market values of our investments may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

A portion of our assets are classified for accounting purposes as “available-for-sale.” Changes in the market values of those assets will be directly charged or credited to stockholders” equity. As a result, a decline in values may reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale security is other than temporary, such decline will reduce earnings.

A decline in the market value of our assets may adversely affect us particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we would have to sell the assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to stockholders.

If we fail to achieve adequate operating cash flow, our ability to make distributions will be adversely affected.

As a REIT, we must distribute annually at least 90% of our net taxable income to our stockholders, determined without regard to the deduction for dividends paid and excluding net capital gain. Our ability to make and sustain cash distributions is based on many factors, including the return on our investments, operating expense levels and certain restrictions imposed by Maryland law. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay future dividends. No assurance can be given as to our ability to pay distributions.

Maintenance of our 1940 Act exemption imposes limits on our operations.

We intend to conduct our operations so as not to become regulated as an investment company under the 1940 Act. Because we are a holding company that will conduct our businesses through subsidiaries, the securities issued by our subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through our subsidiaries. If we or our subsidiaries fail to maintain our exceptions or exemptions from the 1940 Act, we could, among other things, be required either (a) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company, either of which could have an adverse effect on our business and the market price for our common stock.

In addition, certain of our wholly owned subsidiaries intend to qualify for an exemption from registration under Section 3(c)(5)(C) of the 1940 Act, which generally means that at least 55% of each of their portfolios must be comprised of qualifying assets and 80% of each of their portfolios must be comprised of qualifying assets and real estate-related assets under the 1940 Act. To comply with these regulations, we may from time to time buy or originate whole loans, B Notes, where we have the unilateral right to (i) instruct the servicer to foreclose on a defaulted mortgage loan, (ii) replace the servicer in the event the servicer, in its discretion, elects not to foreclose on such a loan, and (iii) purchase the A Note in the event of a default on the mortgage loan and foreclose on the loan, and other qualifying assets. Although we intend to monitor our portfolio periodically and prior to each acquisition, there can be no assurance that we will be able to maintain this exemption from registration. Further, we may not be able to invest in sufficient qualifying and/or real estate-related assets and future revisions of the 1940 Act or further guidance from the SEC Staff may cause us to lose our exemption or force us to re-evaluate our portfolio and our business strategy. Such changes may prevent us from operating our business successfully.

As part of its duties under the management agreement, our Manager periodically evaluates our assets, and also evaluates prior to an acquisition or origination the structure of each prospective investment, to determine whether the investment will be a qualifying asset for purposes of maintaining our exemption or exclusion from registration under the 1940 Act, and will consult with counsel when necessary. Failure to maintain this exemption or exclusion would require us to significantly restructure our business plan. For example, because affiliate transactions are prohibited under the 1940 Act, failure to maintain our exemption or exclusion would force us to terminate our management agreement and all other agreements with affiliates, which could have a material adverse effect on our ability to operate our business. If the management agreement is terminated, it could constitute an event of default under our credit facilities and financial institutions would have the right to terminate their facilities and their obligation to advance funds to us to finance our future investments. In addition, we may not be able to identify a replacement manager on favorable terms or at all.

Rapid changes in the values of our other real estate related investments may make it more difficult for us to maintain our qualification as a REIT or exemption from the 1940 Act.

If the market value or income potential of real estate related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from the 1940 Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of many of our non-real estate assets. We may have to make investment decisions that we otherwise would not make absent the REIT and 1940 Act considerations.

We are highly dependent on information systems and third parties, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is highly dependent on communications and information systems. Any failure or interruption of our systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends.

Terrorist attacks and other acts of violence or war may affect the market for our common stock, the industry in which we conduct our operations and our profitability.

Terrorist attacks may harm our results of operations and your investment. We cannot assure you that there will not be further terrorist attacks against the U.S. or U.S. businesses. These attacks or armed conflicts may directly impact the property underlying our asset-based securities or the securities markets in general. Losses resulting from these types of events are uninsurable.

More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. Adverse economic conditions could harm the value of the property underlying our asset-backed securities or the securities markets in general which could harm our operating results and revenues and may result in the volatility of the value of our securities.

Risks Related To Our Investments

We may not realize gains or income from our investments.

We seek to generate both current income and capital appreciation. However, the securities we invest in may not appreciate in value and, in fact, may decline in value, and the debt securities we invest in may default on interest and/or principal payments. Accordingly, we may not be able to realize gains or income from our investments. Any gains that we do realize may not be sufficient to offset any other losses we experience. Any income that we realize may not be sufficient to offset our expenses.

Our real estate investments are subject to risks particular to real property.

We own assets secured by real estate, interests in joint ventures that own real estate and may own real estate directly. Real estate investments will be subject to various risks, including:

•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and market conditions;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	costs of remediation and liabilities associated with environmental conditions such as indoor mold; and

•	the potential for uninsured or under-insured property losses.

If any of these or similar events occurs, it may reduce our return from an affected property or investment and reduce or eliminate our ability to make distributions to stockholders.

Our assets may include high yield and subordinated corporate securities that have greater risks of loss than secured senior loans and if those losses are realized, it could adversely affect our earnings, which could adversely affect our cash available for distribution to our stockholders.

We invest in high yield and subordinated securities. However, we do not have any specific policy with respect to allocations in high yield and subordinated securities and our charter contains no limitations on the percentage we may invest in these assets. These investments involve a higher degree of risk than long-term senior secured loans. First, the high yield securities may not be secured by mortgages or liens on assets. Even if secured, these high yield securities may have higher loan-to-value ratios than a senior secured loan. Furthermore, our right to payment and the security interest may be subordinated to the payment rights and security interests of the senior lender. Therefore, we may be limited in our ability to enforce our rights to collect these loans and to recover any of the loan balance through a foreclosure of collateral.

Certain of these high yield and subordinated securities may have an interest only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the obligation. We do not have any policy regarding the maximum term (maturity) on these assets. In this case, a borrower’s ability to repay its obligation may be dependent upon a liquidity event that will enable the repayment of the obligation.

In addition to the above, numerous other factors may affect a company’s ability to repay its obligation, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. A deterioration in a company’s financial condition and prospects may be accompanied by deterioration in the collateral for the obligation. Losses in our high yield and subordinated securities could adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders.

High yield and subordinated securities from highly leveraged companies may have a greater risk of loss which, in turn, could adversely affect cash available for distribution to our stockholders.

Leverage may have material adverse consequences to the companies in which we will hold investments. These companies may be subject to restrictive financial and operating covenants. The leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to business opportunities may be limited. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. As a result, leveraged companies have a greater risk of loss. Losses on our investments could adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders.

We invest in the equity securities of CDOs and such investments involve various significant risks, including that CDO equity receives distributions from the CDO only if the CDO generates enough income to first pay the holders of its debt securities and its expenses.

We invest in the equity securities of CDOs. However, we do not have any specific policy with respect to allocations in CDOs and our charter contains no limitations on the percentage we may invest in this asset class. A CDO is a special purpose vehicle that purchases collateral (such as real estate-related investments, bank loans or asset-backed securities) that is expected to generate a stream of interest or other income. The CDO issues various classes of securities that participate in that income stream, typically one or more classes of debt instruments and a class of equity securities. The equity is usually entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the debt securities and its expenses. However, there will be little or no income available to the CDO equity if there are defaults by the issuers of the underlying collateral and those defaults exceed a certain amount. In that event, the value of our investment in the CDOs equity could decrease substantially. In addition, the equity securities of CDOs are generally illiquid, and because they represent a leveraged investment in the CDO’s assets, the value of the equity securities will generally have greater fluctuations than the values of the underlying collateral.

We may enter into warehouse agreements in connection with CDOs and if the investment in the CDO is not consummated, the warehoused collateral will be sold and we must bear any loss resulting from the purchase price of the collateral exceeding the sale price.

In connection with CDOs that our Manager structures for us, we expect to enter into warehouse agreements with investment banks or other financial institutions, pursuant to which the institution will initially finance the purchase of the collateral that will be transferred to the CDO. Our Manager will select the collateral. If the CDO transaction is not consummated, the institution would liquidate the warehoused collateral and we would have to pay any amount by which the original purchase price of the collateral exceeds its sale price, subject to negotiated caps, if any, on our exposure. In addition, regardless of whether the CDO transaction is consummated, if any of the warehoused collateral is sold before the consummation, we will have to bear any resulting loss on the sale. The amount at risk in connection with the warehouse agreements supporting our investments in CDOs, generally is the amount that we have agreed to invest in the equity securities of the CDO. Although we would expect to complete the CDO transaction within about three to nine months after the warehouse agreement is signed, we cannot assure you that we would in fact be able to complete any such transaction, or complete it within the expected time period.

Technical interpretations of GAAP may result in certain loans and securities acquired by us and repurchase transactions entered into by us being reported on our financial statements net instead of the current gross presentation.

We have certain CMBS and loan investments, or the collateral assets, purchased from a counterparty that are financed via a repurchase agreement with the same counterparty. We believe that in accordance with FASB Concept Statement No. 6, or CON 6, “Elements of Financial Statements,” we are entitled to obtain the future economic benefits of the collateral assets and are obligated under the repurchase agreement. Therefore, currently, we record the collateral assets and the related financing gross on our balance sheet, and the corresponding interest income and interest expense gross on our income statement. In addition, any change in fair value of the CMBS included in the collateral assets, is reported through other comprehensive income since these are classified as available for sale securities in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115.

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

This potential change would not affect the economics of the transactions but would affect how the transactions are reported in our financial statements. If we were to apply this view to our transactions, for the year ended December 31, 2006 and for the period May 10, 2005 (inception) through December 31, 2005, the change in net income per common diluted share would be immaterial and our total assets and total liabilities would each be reduced by $14.9 million and $51.4 million, respectively.

Increases in interest rates could negatively affect the value of our investments, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.

We invest indirectly in mortgage loans by purchasing MBS. Under a normal yield curve, an investment in MBS will decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.

A significant risk associated with our investment in MBS is that both long-term and short-term interest rates will increase significantly. If long-term rates increased significantly, the market value of these MBS would decline and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on the warehouse agreements we may enter into in order to finance the purchase of MBS.

Market values of our investments may decline without any general increase in interest rates for a number of reasons, such as increases in defaults, increases in voluntary prepayments for those investments that are subject to prepayment risk, and widening of credit spreads.

Some of our portfolio investments are recorded at fair value as determined in good faith by our management and, as a result, there is uncertainty as to the value of these investments.

Some of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded is not readily determinable. We value these investments quarterly at fair value as determined in good faith by our management using internal pricing models and input from counterparties and reported to our board of directors. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

Negative covenants contained in our repurchase agreements increase the possibility that we will be unable to maintain adequate capital and funding and may reduce cash available for distribution.

We obtain a significant portion of our funding through the use of repurchase facilities. Certain of our repurchase agreements include negative covenants, that if breached, may cause transactions to be terminated early. The repurchase agreements for our repurchase facilities do not include substantive provisions other than those contained in the standard master repurchase agreement as published by the Bond Market Association. The occurrence of an event of default or termination event would give our counterparty the option to terminate all repurchase transactions existing with us and make any amount due by us to the counterparty payable immediately. If we are required to terminate outstanding repurchase transactions and are unable to negotiate more favorable funding terms, cash will be negatively impacted. This may reduce the amount of capital available for investing and/or may negatively impact our ability to distribute dividends. In addition, we may have to sell assets at a time when we might not otherwise choose to do so.

A prolonged economic slowdown, a recession or declining real estate values could impair our investments and harm our operating results.

We believe the risks associated with our business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. Declining real estate values will likely reduce our level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to you.

We may be adversely affected by unfavorable economic changes in geographic areas where properties that we may acquire are concentrated.

Adverse conditions in the areas where the properties underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of, or reduced demand for, office and industrial properties) may have an adverse effect on the value of the properties underlying our investments. A material decline in the demand or the ability of tenants to pay rent for office and industrial space in these geographic areas may result in a material decline in our cash available for distribution.

Joint investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer’s financial conditions.

We co-invest with third parties through partnerships, joint ventures, co-tenancies or other entities, acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we will not be in a position to exercise sole decision-making authority regarding that property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals which are inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. Consequently, actions by such partner, co-tenant or co-venturer might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers.

Although our existing joint venture agreements do not contain such provisions, we may in the future enter into joint venture agreements that contain terms in favor of our partners that may have an adverse effect on the value of our investments in the joint ventures. For example, we may be entitled under a particular joint venture agreement to an economic share in the profits of the joint venture that is smaller than our ownership percentage in the joint venture, our partner may be entitled to a specified portion of the profits of the joint venture before we are entitled to any portion of such profits and our partner may have rights to buy our interest in the joint venture, to force us to buy the partner’s interest in the joint venture or to compel the sale of the property owned by such joint venture. These rights may permit our partner in a particular joint venture to obtain a greater benefit from the value or profits of the joint venture than us, which may have an adverse effect on the value of our investment in the joint venture and on our financial condition and results of operations.

Liability relating to environmental matters may impact the value of properties that we may acquire or the properties underlying our investments.

Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

If we acquire properties directly, there may be environmental problems associated with the property of which we were unaware. The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our debt investments becomes liable for removal costs, the ability of the owner to make debt payments to us may be reduced, which in turn may adversely affect the value of the relevant mortgage asset held by us and our ability to make distributions to stockholders.

If we acquire any properties, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, thus harming our financial condition. In addition, although our leases, if any, will generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we nonetheless would be subject to strict liability by virtue of our ownership interest for environmental liabilities created by such tenants, and we cannot ensure you that any tenants we might have would satisfy their indemnification obligations under the applicable sales agreement or lease. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

Our hedging transactions may not completely insulate us from interest rate risk.

Subject to maintaining our qualification as a REIT, we engage in certain hedging transactions to limit our exposure to changes in interest rates and we may also hedge against the decline in the values of our portfolio position, and therefore may expose ourselves to risks associated with such transactions. We may conduct certain of our hedging activity in our TRS for REIT qualification purposes. We utilize instruments such as forward contracts and interest rate swaps, caps, collars and floors to seek to hedge against mismatches between the cash flows on our assets and the interest payments on our liabilities or fluctuations in the relative values of our portfolio positions, in each case resulting from changes in market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

Our board of directors will be responsible for approving the types of hedging instruments we may use, absolute limits on the notional amount and term of a hedging instrument and parameters for the credit-worthiness of hedge counterparties. The portfolio managers responsible for each of our targeted asset classes will be responsible for executing transactions and with our finance and capital market professionals, document the transactions, monitor the valuation and effectiveness of the hedges, and provide reports concerning our hedging activities and the valuation and effectiveness of our hedges, to the audit committee of our board of directors no less often than quarterly. We expect to engage experienced third party advisors to provide us with assistance in the identification of interest rate risks, the analysis, selection and timing of risk protection strategies, the administration and negotiation of hedge documentation, settlement or disposition of hedges, compliance with hedge accounting requirements and measurement of hedge effectiveness and valuation.

The success of our hedging transactions will depend on our Manager’s ability to correctly predict movements of interest rates. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

The cost of using hedging instruments increase as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased.

In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Prepayments can adversely affect the yields on our investments.

The yield of our assets may be affected by the rate of prepayments differing from our projections. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. In periods of declining interest rates, prepayments on mortgages, and loans generally increase. If we are unable to invest the proceeds of such prepayments received at similar yields, the yield on our portfolio will decline. In addition, we may acquire assets at a discount or premium and if the asset does not repay when expected, our anticipated yield may be impacted. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.

The mortgage loans we invest in and the mortgage loans underlying the mortgage and asset-backed securities we invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.

We invest in commercial mortgage loans. However, we do not have any specific policy with respect to allocations in commercial mortgage loans and our charter contains no limitations on the percentage we may invest in this asset class. Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to pay principal of and interest on a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. Accordingly, the CMBS we invest in are subject to all of the risks of the underlying mortgage loans.

The B Notes in which we invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We invest in B Notes. However, we do not have any specific policy with respect to allocations in B Notes and our charter contains no limitations on the percentage we may invest in this asset class. B Notes are mortgage loans that are typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B Note owners after payment to the A Note owners. B Notes reflect similar credit risks to comparably rated CMBS. However, since each transaction is privately negotiated, B Notes can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B Note investment. Further, B Notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties. B Notes also are less liquid than CMBS, thus we may be unable to dispose of underperforming or non-performing investments. The higher risks associated with our subordinate position in our B Note investments could subject us to increased risk of losses.

Investment in non-conforming and non-investment grade loans may involve increased risk of loss.

Except in rare instances, loans we may acquire or originate will not conform to conventional loan criteria applied by traditional lenders and will not be rated or will be rated as non-investment grade (for example, for investments rated by Moody’s Investors Service, ratings lower than Baa3, and for Standard & Poor’s, BBB—or below). The non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, loans we originate or acquire may have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to stockholders and adversely affect the value of our common stock. We currently anticipate investing primarily in unrated or non-investment grade assets. There are no limits on the percentage of unrated or non-investment grade assets we may hold in our portfolio.

Investments in mezzanine loans involve greater risks of loss than senior loans secured by income producing properties.

We invest in mezzanine loans. However, we do not have any policy with respect to allocations in mezzanine loans and our charter contains no limitations on the percentage we may invest in this asset class. Investments in mezzanine loans take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests in the entity that directly or indirectly owns the property. These types of investments involve a higher degree of risk than a senior mortgage loan because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the property owning entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. As a result, we may not recover some or all of our investment, which could result in losses. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

Bridge loans involve a greater risk of loss than traditional mortgage loans.

We provide bridge loans secured by first lien mortgages on a property to borrowers who are typically seeking short-term capital to be used in an acquisition or renovation of real estate. The borrower has usually identified an undervalued asset that has been under-managed or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we may not recover some or all of our investment.

In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. We may therefore be dependent on a borrower’s ability to obtain permanent financing to repay our bridge loan, which could depend on market conditions and other factors. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. To the extent we suffer such losses with respect to our investments in bridge loans, the value of our company and the price of our common stock may be adversely affected.

Preferred equity investments involve a greater risk of loss than traditional debt financing.

We make preferred equity investments. However, we do not have any specific policy with respect to allocations in preferred equity investments and our charter contains no limitations on the percentage we may invest in this asset class. Preferred equity investments are subordinate to debt financing and are not secured. Should the issuer default on our investment, we would only be able to proceed against the entity that issued the preferred equity in accordance with the terms of the preferred security, and not any property owned by the entity. Furthermore, in the event of bankruptcy or foreclosure, we would only be able to recoup our investment after any lenders to the entity are paid. As a result, we may not recover some or all of our investment, which could result in losses.

Loans to owners of net lease properties may generate losses.

We may make loans to owners of net leased real estate assets. The value of our investments and the income from our investments in loans to owners of net lease properties, if any, will depend upon the ability of the applicable tenant to meet its obligations to maintain the property under the terms of the net lease. If a tenant fails or becomes unable to so maintain a property, the borrower would have difficulty making its required loan payments to us. In addition, under many net leases the owner of the property retains certain obligations with respect to the property, including among other things, the responsibility for maintenance and repair of the property, to provide adequate parking, maintenance of common areas and compliance with other affirmative covenants in the lease. If the borrower were to fail to meet these obligations, the applicable tenant could abate rent or terminate the applicable lease, which may result in a loss of our capital invested in, and anticipated profits from, the property to the borrower and the borrower would have difficulty making its required loan payments to us. In addition, the borrower may find it difficult to lease property to new tenants that may have been suited to the particular needs of a former tenant.

Our investments in subordinated loans and subordinated CMBS are generally in the “second loss” position and therefore subject to losses.

We intend to acquire subordinated loans and invest in subordinated MBS. In the event a borrower defaults on a loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. In addition, certain of our loans may be subordinate to other debt of the borrower. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings relating to borrowers.

In general, losses on an asset securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, and then by the “first loss” subordinated security holder and then by the “second loss” subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related MBS, the securities in which we invest may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgages underlying MBS to make principal and interest payments may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities.

An economic downturn could increase the risk of loss on our investments in subordinated mortgage-backed securities. The prices of lower credit-quality securities, such as the subordinated mortgage-backed securities in which we plan to invest, are generally less sensitive to interest rate changes than more highly rated investments, but are more sensitive to adverse economic downturns or individual property developments. An economic downturn or a projection of an economic downturn could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgages underlying mortgage-backed securities to make principal and interest payments may be impaired. In such event, existing credit support to a securitized structure may be insufficient to protect us against loss of our principal on these securities.

We may enter into derivative contracts that could expose us to contingent liabilities in the future.

Subject to maintaining our qualification as a REIT, part of our investment strategy involves entering into derivative contracts that could require us to fund cash payments in the future under certain circumstances, e.g., the early termination of the derivative agreement caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the derivative contract. The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our financial results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

Our investments in debt securities are subject to specific risks relating to the particular issuer of the securities and to the general risks of investing in subordinated real estate securities.

Our investments in debt securities involve special risks. REITs generally are required to invest substantially in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed in this prospectus. Our investments in debt are subject to the risks described above with respect to mortgage loans and MBS and similar risks, including:

•	risks of delinquency and foreclosure, and risks of loss in the event thereof;

•	the dependence upon the successful operation of and net income from real property;

•	risks generally incident to interests in real property; and

•	risks that may be presented by the type and use of a particular commercial property.

Debt securities are generally unsecured and may also be subordinated to other obligations of the issuer. We may also invest in debt securities that are rated below investment grade. As a result, investments in debt securities are also subject to risks of:

•	limited liquidity in the secondary trading market;

•	substantial market price volatility resulting from changes in prevailing interest rates;

•	subordination to the prior claims of banks and other senior lenders to the issuer;

•

the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest premature redemption proceeds in lower yielding assets;

•	the possibility that earnings of the debt security issuer may be insufficient to meet its debt service; and

•	the declining creditworthiness and potential for insolvency of the issuer of such debt securities during periods of rising interest rates and economic downturn.

These risks may adversely affect the value of outstanding debt securities and the ability of the issuers thereof to repay principal and interest.

We may make investments in non-U.S. dollar denominated securities, which subject us to currency rate exposure and the uncertainty of foreign laws and markets.

We may purchase CMBS denominated in foreign currencies. We expect that our exposure, if any, would be principally to the British pound and the Euro. A change in foreign currency exchange rates may have an adverse impact on returns on our non-dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. Investments in foreign countries also subject us to risks of multiple and conflicting tax laws and regulations and political and economic instability abroad, which could adversely affect our receipt of interest income on these investments.

The lack of liquidity in our investments may adversely affect our business.

We have made investments, and expect to make additional investments in securities that are not publicly traded. A portion of these securities may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed with material non-public information regarding such business entity.

Our due diligence may not reveal all of a borrower’s liabilities and may not reveal other weaknesses in its business.

Before investing in a company or making a loan to a borrower, we assess the strength and skills of such entity’s management and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful.

Risks Related To Our Trading

There may not be an active market for our common stock, which may cause our common stock to trade at a discount and make it difficult to sell the common stock you own.

Prior to the our IPO there was no public market for our common stock. Our IPO price for our common stock was determined by negotiations between the underwriter and us. We cannot assure you that our IPO price will correspond to the price at which our common stock will trade in the public market subsequent to our IPO or that the price of our shares available to the public market will reflect our actual financial performance.

No assurance can be given to:

•	The likelihood that an actual market for our common stock will develop;

•	The liquidity of any such market;

•	The ability of our stockholders to sell their common stock; or

•	The price our stockholders may obtain for their common stock.

The market price and trading volume of our common stock may be volatile.

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the initial public offering price. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or distributions;

•	changes in our funds from operations or earnings estimates or publication of research reports about us or the real estate or specialty finance industry;

•	increases in market interest rates that lead purchasers of our shares of common stock to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of our Manager’s key personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community; and

•	general market and economic conditions.

Broad market fluctuations could negatively impact the market price of our common stock.

The stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performances. These broad market fluctuations could reduce the market price of our common stock. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations, which could lead to a material decline in the market price of our common stock.

Future offerings of debt securities, which would rank senior to our common stock upon our liquidation, and future offerings of equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt or additional offerings of equity securities. Upon liquidation, holders of our debt securities and shares of preferred stock, if any, and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common stock. Sales of substantial amounts of our common stock (including shares of our common stock issued pursuant to our incentive plan), or the perception that these sales could occur, could have a material adverse effect on the price of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

Your interest in us may be diluted if we issue additional shares.

Existing stockholders do not have preemptive rights to any common stock issued by us in the future. Therefore, you may experience dilution of their equity investment if we sell additional common stock in the future, sell securities that are convertible into common stock or issue shares of common stock, including shares issued as incentive compensation under our management agreement, or options exercisable for shares of common stock.

Future sales of shares of our common stock may depress the price of our shares.

We cannot predict the effect, if any, of future sales of our common stock or the availability of shares for future sales on the market price of our common stock. Any sales of a substantial number of our shares in the public market, or the perception that sales might occur, may cause the market price of our shares to decline.

We have not established a minimum distribution and payment level and we cannot assure you of our ability to make distributions in the future.

We expect to make quarterly distributions to our stockholders in amounts such that we distribute all or substantially all of our taxable income in each year, subject to certain adjustments. We have not established a minimum distribution payment level, and our ability to make distributions may be adversely affected by the risk factors described in this prospectus. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and other factors as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to make distributions in excess of our current and accumulated tax earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes. A return of capital is not taxable, but it has the effect of reducing the holder’s basis in its investment.

An increase in market interest rates may have an adverse effect on the market price of our common stock.

One of the factors that investors may consider in deciding whether to buy or sell shares of our common stock is our distribution rate as a percentage of our share price relative to market interest rates. If the market price of our common stock is based primarily on the earnings and return that we derive from our investments and income with respect to our investments and our related distributions to stockholders, and not from the market value of the investments themselves, then interest rate fluctuations and capital market conditions will likely affect the market price of our common stock. For instance, if market rates rise without an increase in our distribution rate, the market price of our common stock could decrease as potential investors may require a higher distribution yield on our common stock or seek other securities paying higher distributions or interest. In addition, rising interest rates would result in increased interest expense on our variable rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions.

Risks Related To Our Organization and Structure

Our charter and bylaws contain provisions that may inhibit potential acquisition bids that you and other stockholders may consider favorable, and the market price of our common stock may be lower as a result.

Our charter and bylaws contain provisions that may have an anti-takeover effect and inhibit a change in our board of directors. These provisions include the following:

•

There are ownership limits and restrictions on transferability and ownership in our charter. In order to qualify as a REIT for each taxable year beginning after December 31, 2005, not more than 50% of the value of our outstanding stock may be owned, directly or constructively, by five or fewer individuals during the second half of any calendar year and our shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. Our charter generally prohibits any person from beneficially or constructively owning more than 9.8% by number or value, whichever is more restrictive, of our outstanding shares of common stock or more than 9.8% by number or value, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock, subject to important exceptions. This restriction may:

•

discourage a tender offer or other transactions or a change in the composition of our board of directors or control that might involve a premium price for our shares or otherwise be in the best interests of our stockholders; or

•

result in shares issued or transferred in violation of such restrictions being automatically transferred to a trust for a charitable beneficiary and thereby resulting in a forfeiture of ownership of the additional shares.

•

Our charter permits our board of directors to issue stock with terms that may discourage a third party from acquiring us. Our charter permits our board of directors to amend the charter without stockholder approval to increase the total number of authorized shares of stock or the number of shares of any class or series and to issue common or preferred stock, having preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption as determined by our board. Thus, our board could authorize the issuance of stock with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price of our shares.

•

Maryland Control Share Acquisition Act. Maryland law provides that “control shares” of a corporation acquired in a “control share acquisition” will have no voting rights except to the extent approved by a vote of two-thirds of the votes eligible to be cast on the matter under the Maryland Control Share Acquisition Act. “Control shares” means voting shares of stock that, if aggregated with all other shares of stock owned by the acquiror or in respect of which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of voting power: one-tenth or more but less than one-third, one-third or more but less than a majority, or a majority or more of all voting power. A “control share acquisition” means the acquisition of control shares, subject to certain exceptions.

If voting rights or control shares acquired in a control share acquisition are not approved at a stockholders’ meeting or if the acquiring person does not deliver an acquiring person statement as required by the Maryland Control Share Acquisition Act, then subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a stockholders’ meeting and the acquiror becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights. Our bylaws contain a provision exempting acquisitions of our shares from the Maryland Control Share Acquisition Act. However, our board of directors may amend our bylaws in the future to repeal or modify this exemption, in which case any control shares of our company acquired in a control share acquisition will be subject to the Maryland Control Share Acquisition Act.

•

Business Combinations. Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns ten percent or more of the voting power of the corporation’s shares; or

•

an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of ten percent or more of the voting power of the then outstanding voting stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which such person otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.

After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	eighty percent of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•

two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares.

The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Our board of directors has adopted a resolution which provides that any business combination between us and any other person is exempted from the provisions of the Act, provided, that the business combination is first approved by the board of directors. This resolution, however, may be altered or repealed in whole or in part at any time. If this resolution is repealed, or the board of directors does not otherwise approve a business combination, this statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

•

Our charter and bylaws contain other possible anti-takeover provisions. Our charter and bylaws contain other provisions that may have the effect of delaying, deferring or preventing a change in control of us or the removal of existing directors and, as a result, could prevent our stockholders from being paid a premium for their common stock over the then-prevailing market price.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interests.

Our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, our charter authorizes us to obligate our company to indemnify our present and former directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each present or former director or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect the potential return to stockholders.

We, directly or through our Manager, may obtain confidential information about the companies in which we have invested or may invest. If we do possess confidential information about such companies, there may be restrictions on the ability to dispose of, increase the amount of, or otherwise take action with respect to an investment in those companies. Our management of investment funds could create a conflict of interest to the extent our Manager is aware of inside information concerning potential investment targets. We will implement compliance procedures and practices designed to ensure that inside information is not used for making investment decisions on behalf of the funds and to monitor funds invested. We cannot assure you, however, that these procedures and practices will be effective. In addition, this conflict and these procedures and practices may limit the freedom of our Manager to make potentially profitable investments, which could have an adverse effect on our operations. These limitations imposed by access to confidential information could therefore negatively affect the potential market price of our common stock and the ability to distribute dividends.

Tax Risks

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy various tests regarding the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our investment performance.

Our qualification as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the accuracy of legal opinions rendered to or statements by the issuers of securities in which we invest.

When purchasing securities, we may rely on opinions of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, and therefore to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income which qualifies under the 75% REIT gross income test. In addition, when purchasing CDO equity, we may rely on opinions of counsel regarding the qualification of the CDO for exemption from U.S. corporate income tax and the qualification of interests in such CDO as debt for U.S. federal income tax purposes. The inaccuracy of any such opinions or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

Certain financing activities may subject us to U.S. federal income tax and increase the tax liability of our stockholders and limit the manner in which we effect securitizations.

We have and will likely continue to enter into transactions that will result in us or a portion of our assets being treated as a “taxable mortgage pool” for U.S. federal income tax purposes. Specifically, we have and may in the future continue to securitize whole loans, B Notes, mezzanine loans or CMBS assets that we acquire and such securitizations will likely result in us owning interests in a taxable mortgage pool. We have and expect to enter into such transactions at the REIT level. We are taxed at the highest corporate income tax rate on a portion of the income arising from a taxable mortgage pool that is allocable to the percentage of our stock held by “disqualified organizations,” which are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from tax on unrelated business taxable income. To the extent that common stock owned by “disqualified organizations” is held in record name by a broker/dealer or other nominee, the broker/dealer or other nominee would be liable for the corporate level tax on the portion of our excess inclusion income allocable to the common stock held by the broker/dealer or other nominee on behalf of the “disqualified organizations.” We expect that disqualified organizations will own our shares. Because this tax would be imposed on us, all of our investors, including investors that are not disqualified organizations, would bear a portion of the tax cost associated with the classification of us or a portion of our assets as a taxable mortgage pool. A regulated investment company or other pass-through entity owning our common stock in record name will be subject to tax at the highest corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations.

In addition, if we realize excess inclusion income and allocate it to stockholders, this income cannot be offset by net operating losses of our stockholders. If the stockholder is a tax-exempt entity and not a disqualified organization, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Internal Revenue Code. If the stockholder is a foreign person, it would be subject to U.S. federal income tax withholding on this income without reduction or exemption pursuant to any otherwise applicable income tax treaty. If the stockholder is a REIT, a regulated investment company, RIC, common trust fund, or other pass-through entity its allocable share of our excess inclusion income could be considered excess inclusion income of such entity. Accordingly, such investors should be aware that a significant portion of our income may be considered excess inclusion income. Finally, if we fail to qualify as a REIT, our taxable mortgage pool securitizations will be treated as separate taxable corporations for U.S. federal income tax purposes.

Failure to qualify as a REIT would subject us to U.S. federal income tax, which would reduce the cash available for distribution to our stockholders.

We operate in a manner that is intended to cause us to qualify as a REIT for U.S. federal income tax purposes. However, the U.S. federal income tax laws governing REITs are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualification as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we operate in such a way as to qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year.

If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income. We might need to borrow money or sell assets in order to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our net income to our stockholders. Unless our failure to qualify as a REIT were eligible for relief under U.S. federal tax laws, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify.

Even if we qualify as a REIT for federal income tax purposes, we may be required to pay some federal, state and local taxes on our income or property and, in certain cases, a 100% penalty tax in the event we sell property, including mortgage loans, as a dealer or if a TRS of ours, including CBRE Realty Finance TRS, Inc., enters into agreements with us on a basis that is determined to be other than an arm’s-length basis. In addition, any TRS we own, including CBRE Realty Finance TRS, Inc., will be required to pay federal, state and local income taxes on its taxable income, including income from the sale of any loans that we do not hold in our portfolio, as well as an other applicable taxes.

Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our stockholders.

In order to qualify as a REIT, we must distribute to our stockholders, each calendar year, at least 90% of our net taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:

•	85% of our ordinary income for that year;

•	95% of our capital gain net income for that year; and

•	100% our undistributed taxable income from prior years.

We intend to distribute our net taxable income to our stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax. However, there is no requirement that taxable REIT subsidiaries distribute their after-tax net income to their parent REIT or their stockholders and CBRE Realty Finance TRS, Inc., our TRS, may determine not to make any distributions to us.

Our taxable income may substantially exceed our net income as determined based on generally accepted accounting principles, or GAAP, because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, referred to as phantom income. For example, we may invest in debt instruments or notes whose face value may exceed its issue price as determined for U.S. federal income tax purposes (“original issue discount” or OID), such that we will be required to include in our income a portion of the OID each year that the instrument is held before we receive any corresponding cash. Although some types of phantom income are excluded to the extent they exceed 5% of our REIT taxable income in determining the 90% distribution requirement, we will incur corporate income tax and the 4% nondeductible excise tax with respect to any phantom income items if we do not distribute those items on an annual basis. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. In that event, we may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or times that we regard as unfavorable in order to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.

Dividends payable by REITs do not qualify for the reduced tax rates.

Tax legislation enacted in 2003 reduced the maximum U.S. federal tax rate on certain corporate dividends paid to individuals and other non-corporate taxpayers to 15% (through 2010). Dividends paid by REITs to these stockholders are generally not eligible for these reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to non-REIT corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Liquidation of assets may jeopardize our REIT qualification.

To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our mortgage loan and preferred equity investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

The stock ownership diversification rules applicable to REITs under the Internal Revenue Code and the stock ownership limitation imposed by our charter may inhibit market activity in our common stock and may restrict our business combination opportunities in which our stockholders might receive a premium for their shares.

In order for us to qualify as a REIT for each taxable year beginning after December 31, 2005, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of any calendar year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. Our charter generally prohibits any person from directly or indirectly owning more than 9.8% by number or value, whichever is more restrictive, of our outstanding shares of common stock or more than 9.8% by number or value, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock, subject to important exceptions.

This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

Our ownership of and relationship with our TRS is limited and a failure to comply with the limits may jeopardize our REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay federal, state and local income tax at regular corporate rates on any net taxable income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Our TRS, CBRE Realty Finance TRS, Inc., will pay federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us. The aggregate value of the TRS stock and securities owned by us will be less than 20% of the value of our attractive total assets (including the TRS stock and securities). Furthermore, we will monitor the value of our investments in TRSs for the purpose of ensuring compliance with the rule that no more than 20% of the value of our assets may consist of TRS stock and securities (which is applied at the close of each calendar quarter). In addition, we scrutinize all of our transactions with TRSs for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. The value of the securities of that we hold in our TRSs may not be subject to precise valuation. Accordingly, there can be no complete assurance that we will be able to comply with the 20% limitation discussed above or to avoid application of the 100% excise tax discussed above.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our investments. Except to the extent provided by Treasury regulations, any income from a hedging transaction we enter into in the normal course of our business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets, which is clearly identified as specified in Treasury regulations before the close of the day on which it was acquired, originated, or entered into, including gain from the sale or disposition of such a transaction, will not constitute gross income for purposes of the 95% gross income test (and will generally constitute non-qualifying income for purposes of the 75% gross income test). To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through CBRE Realty Finance TRS, Inc. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell or securitize loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we utilize for our securitization transactions even though such sales or structures might otherwise be beneficial for us.

It may be possible to reduce the impact of the prohibited transaction tax and the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests by conducting certain activities, holding non-qualifying REIT assets or engaging in CDO transactions through our TRSs, subject to certain limitations as described below. To the extent that we engage in such activities through TRSs, the income associated with such activities may be subject to full corporate income tax.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

If we make distributions in excess of our current and accumulated earnings and profits, those distributions will be treated as a return of capital, which will reduce the adjusted basis of your stock, and to the extent such distributions exceed your adjusted basis, you may recognize a capital gain.

Unless you are a tax-exempt entity, distributions that we make to you generally will be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits as determined for federal income tax purposes. If the amount we distribute to you exceeds your allocable share of our current and accumulated earnings and profits, the excess will be treated as a return of capital to the extent of your adjusted basis in your stock, which will reduce your basis in your stock but will not be subject to tax. To the extent the amount we distribute to you exceeds both your allocable share of our current and accumulated earnings and profits and your adjusted basis, this excess amount will be treated as a gain from the sale or exchange of a capital asset.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal office is located at City Place 1, 185 Asylum Street, 37th Floor, Hartford, CT 06103 and our telephone number is (860) 275-6200. We believe that our office facilities are suitable and adequate for our business as it is conducted. Our website is located at http://www.cbrerealtyfinance.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this prospectus or any other report or document we file with or furnish to the SEC.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2006, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our Manager.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange (“NYSE”) on September 27, 2006 under the symbol “CBF.” As of March 23, 2007, the reported closing sale price per share of common stock on the NYSE was $13.40 and we had 30,731,342 shares of our common stock issued and outstanding that were held by approximately 51 holders of record. The table below sets forth the quarterly high and low closing sales prices of our common stock on the NYSE since our initial public offering and the distributions paid by us with respect to the periods indicated.

Quarter Ended	High	Low
September 30, 2006	$15.60	$14.50
December 31, 2006	$18.39	$14.70

There had been no public trading market for our common stock prior to our October 2006 initial public offering. Shares of our common stock issued to qualified institutional buyers in connection with our June 2005 private offering were eligible for trading in the PORTAL (SM) Market, or PORTAL, a subsidiary of the NASDAQ Stock Market, Inc., which permits secondary sales of eligible unregistered securities to qualified institutional buyers in accordance with Rule 144A under the Securities Act. The following table shows the high and low sales prices for our common stock for each quarterly period since our common stock was eligible for trading on PORTAL through September 27, 2006:

	High Sales Price	Low Sales Price
June 9, 2005 through September 30, 2005	$15.00	$15.00
October 1, 2005 through December 31, 2005	$15.00	$15.00
January 1, 2006 through March 31, 2006	$15.00	$15.00
April 1, 2006 through June 30, 2006	$15.00	$15.00
July 1, 2006 through September 27, 2006	*	*

*	To our knowledge, no trades of our common stock occurred on PORTAL during this period.

The information above regarding PORTAL prices may not be complete since we have access only to information regarding trades reported by the underwriters and not trades reported by other broker-dealers. Moreover, broker-dealers are not required to report all trades to PORTAL.

Distributions

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended on December 31, 2005. U.S. federal income tax law requires that a REIT distribute with respect to each year at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. We will not be required to make distributions with respect to income derived from the activities conducted through CBRE Realty Finance TRS, Inc., our TRS, that are not distributed to us. To the extent our TRS’s income is not distributed and is instead reinvested in the operations of our TRS, the value of our equity interest in our TRS will increase. The aggregate value of the securities that we hold in our TRS may not exceed 20% of the total value of our gross assets. Distributions from our TRS to us will qualify for the 95% gross income test, but will not qualify for the 75% gross income test. Therefore, distributions from our TRS to us in no event will exceed 25% of our gross income with respect to any given taxable year.

To satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all or substantially all of our net income to holders of our common stock out of assets legally available therefor. Any future distributions we make will be at the discretion of our board of directors and will depend upon our earnings and financial condition, maintenance of REIT qualification, applicable provisions of the Maryland General Corporation Law, and such other factors as our board of directors deems relevant.

The following table shows the distributions declared in 2005 and 2006:

Record Date	Payment Date	Cash Distribution Declared per Share
October 28, 2005	November 15, 2005	$0.06
December 28, 2005	January 13, 2006	$0.13
April 14, 2006	April 25, 2006	$0.17
June 30, 2006	July 17, 2006	$0.18
September 18, 2006	October 11, 2006	$0.28
December 29, 2006	January 17, 2007	$0.19

To the extent that our cash available for distribution is less than 90% of our REIT taxable income, we may consider various funding sources to cover any such shortfall, including borrowing under our warehouse facilities, selling certain of our assets or future offerings. Our distribution policy enables us to review the alternative funding sources available to us from time to time.

The following table summarizes information, as of December 31, 2006, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	875,233	$15.00	468,645
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	875,233	$15.00	468,645

(1)	Includes information related to our 2005 equity incentive plan.

SALE OF UNREGISTERED AND REGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

Unregistered Sales of Securities

On June 9, 2005, we completed our private offering of 20,000,000 shares of our common stock pursuant to Rule 144A, Regulation D and Regulation S under the Securities Act, resulting in gross proceeds of $300.0 million and net proceeds of approximately $282.5 million, which were used primarily to fund investments. Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Banc of America Securities LLC and Citigroup Global Markets Inc. served as the initial purchasers/placement agents in the private offering.

We issued 134,000 and 567,755 shares of our common stock in 2006 and 2005, respectively, for stock-based compensation in connection with our 2005 equity incentive plan. We also issued options to purchase 95,400 shares and 813,600 shares of our common stock in 2006 and 2005, respectively, with an exercise price of $15.00 per share. The options have a term of five years from the date of grant and become exercisable in three equal annual installments beginning on the first anniversary of the date of the grant. These transactions were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

Use of Proceeds from Sale of Registered Securities

On September 27, 2006, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-132186) relating to our IPO. The offering date was September 27, 2006. Our IPO was underwritten by Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Wachovia Capital Markets, LLC, and Citigroup Global Markets Inc. acting as joint book-running managers, and JMP Securities, acting as co-manager. We sold 11,012,624 shares of our common stock at a price of $14.50 per share, which includes the exercise in full of the underwriters’ option to purchase an additional 1,436,429 shares of common stock. Of these shares, 9,945,020 were sold by us and 1,067,604 were sold by selling stockholders. Net proceeds from both our IPO and the over-allotment option, after underwriting discounts and commissions of $8.7 million and other offering expenses of $2.4 million, were $133.2 million, which we received on October 3, 2006. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours. There has been no material change in our planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 6.	SELECTED FINANCIAL DATA

Summary Consolidated Financial Information

The following table presents summary historical consolidated financial information for the year ended December 31, 2006 and for the period May 10 (inception) through December 31, 2005. Since the information presented below is only a summary and does not provide all of the information contained in our historical consolidated financial statements, including the related notes, you should read it in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical consolidated financial statements, including the related notes, included in Item 8.

	For the Year Ended December 31, 2006	For the Period May 10, 2005 (inception) through December 31, 2005
	(in thousands, except per share and share data)
Consolidated Income Statement Data:
Revenues:
Investment income	$64,631	$9,342
Property operating income	6,100	—
Other income	3,322	3,057

Total revenue	74,053	12,399

Expenses:
Interest expense	42,181	2,664
Management fees	6,515	3,158
Property operating expenses	3,110	—
Other general and administrative expenses (including $3,867 and $1,770, respectively, of stock-based compensation)	10,404	5,549
Depreciation and amortization	1,532	—

Total expenses	63,742	11,371

Gain on sale of investment	258	—
Gain on derivatives	3,552	24

Income (loss) from continuing operations before equity in net income of unconsolidated joint ventures	14,121	1,052
Equity in net income (loss) of unconsolidated joint ventures	(453)	—

Net income before minority interest	13,668	1,052
Minority interest	(75)	—

Net income	$13,743	$1,052

Weighted-average number of common stock outstanding:
Basic	22,688,444	20,000,000

Diluted	22,837,282	20,108,317

Earnings per share of common stock:
Basic	$0.61	$0.05

Diluted	$0.60	$0.05

Dividends declared per share of common stock	$0.82	$0.19

	As of December 31, 2006	As of December 31, 2005
	(in thousands)
Consolidated Balance Sheet Data:(1)
Total investments, net	$1,369,609	$538,068
Total assets	$1,522,689	$623,718
Debt-repurchase obligations	$433,438	$304,825
Mortgages payable	$52,194	$25,001
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	$50,000	$—
Bonds payable	$508,500	$—
Total liabilities	$1,110,006	$343,651
Minority interest	$813	$436
Stockholders’ equity	$411,870	$279,631

(1)

Aggregates our loans and other lending investments, net; CMBS, at fair value; and real estate, net line items from our balance sheet. The real estate, net represents two joint venture investments as of December 31, 2006 (one as of December 31, 2005) that are considered VIEs that we consolidate under Financial Accounting Standard Board Interpretation No. 46R, or FIN 46R, because we are deemed to be the primary beneficiary of the VIEs. These interests are reflected on our balance sheet separately as real estate, net of $66,277 as of December 31, 2006 and $31,923 as of December 31, 2005, mortgage indebtedness of $52,194 as of December 31, 2006 and $25,001 as of December 31, 2005 and minority interest of $813 as of December 31, 2006 and $436 as of December 31, 2005, with other amounts of $2,085 as of December 31, 2006 and $1,803 as of December 31, 2005, net, in relevant other balance sheet line items which in the aggregate net out to $15,355 as of December 31, 2006 and $8,289 as of December 31, 2005. We disclose the net amount above in the consolidated balance sheet data under total investments, net.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a commercial real estate specialty finance company organized in May 2005 that is focused on originating, acquiring, investing in, financing and managing, a diversified portfolio of commercial real estate-related loans and securities, including whole loans, subordinate interests in whole loans, which we refer to as B Notes, commercial mortgage-back securities, which we refer to as CMBS, mezzanine loans, joint venture investments, and other real estate or real estate-related investments.

We are a holding company that conducts its businesses through wholly-owned or majority-owned subsidiaries. We are externally managed and advised by CBRE Realty Finance Management, LLC, which we refer to as our Manager, an indirect subsidiary of CB Richard Ellis, Inc., which we refer to as CBRE, and a direct subsidiary of CBRE Melody & Company, which we refer to as CBRE/Melody.

We have elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2005. Accordingly, we generally will not be subject to U. S. federal income taxes if we meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our net taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) to our stockholders. However, we have a taxable REIT subsidiary, which we refer to as our TRS, which will incur federal, state and local taxes on the taxable income from their activities.

Our objective is to grow our portfolio and provide attractive total returns to our investors over time through a combination of dividends and capital appreciation. Our business primarily focuses on originating, acquiring, investing in, financing and managing a diversified portfolio of commercial real estate related loans and securities. Our initial investment focus is on opportunities in North America.

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

Because of the high relative valuation of debt instruments in the current market and a generally increasing interest rate environment, we have managed our exposure to interest rate changes that could affect our liquidity. We generally match our assets and liabilities in terms of base interest rates (generally 30-day LIBOR) and expected duration. We closed our first collateralized debt obligation, or CDO, issuance which enabled us to secure term financing and match fund our assets and liabilities to achieve our financing and return objectives.

As of December 31, 2006, we held investments of approximately $1.4 billion, including origination costs and fees, and net of repayments and sales of partial interests in loans. As of December 31, 2006, our investment portfolio consisted of the following (dollars in thousands):

				Weighted Average
Security Description	Carrying Value	Number of Investments	Percent of Total Investments	Coupon	Yield to Maturity	LTV
	(In thousands)
Whole loans(1)	$729,364	30	53.3%	6.86%	6.63%	67%
B Notes	150,655	7	11.0%	9.50%	9.52%	76%
Mezzanine loans	210,855	11	15.4%	9.53%	9.16%	76%
CMBS	222,333	52	16.2%	6.29%	7.47%	—
Joint venture investments(2)	56,402	7	4.1%	—	—	—

Total	$1,369,609	107	100.0%

(1)	Includes originated whole loans, acquired whole loans and bridge loans.
(2)

Includes our equity investment in two limited liability companies which are deemed to be VIEs and which we consolidate in our audited financial statements because we are deemed to be the primary beneficiary of these VIEs under FIN 46R.

The Company expects approximately 40% to 60% of annual production to be sourced though the affiliated CBRE system. The following table depicts our investment activity for 2005 and 2006 and the percentage of such investment activity sourced through the affiliated CBRE System (dollars in millions):

	2006	2005
Total Investments (1)	$1,041.3	$571.2
Percentage Sourced though Affiliated CBRE System	62.6%	26.5%
Percentage Sourced through Internal Origination System	4.9%	24.0%

(1)	2005 was a partial year with investment activity commencing on June 9, 2005.

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

We believe that the real estate business is influenced by a number of general economic and specific real estate factors. Those factors include, among other things, the level and direction of interest rates, capital flows, job creation, income levels and new supply of real estate properties. We believe most of these are moving in a positive direction. The U.S. economy turned in another solid performance in 2006 and grew at a surprisingly strong 3.5% rate in the fourth quarter, up from a 2.0% rate in the third quarter. The U.S. economy has experienced little economic spillover effects from the slowdown in the U.S. housing market. The monetary policy decisions of the Federal Open Market Committee, or FOMC, in 2006 were intended to foster sustainable economic expansion and to promote a return to low and stable inflation. In that regard, the economic outlook for 2007 and 2008 appears favorable. The U.S. economy has been producing new jobs at a positive pace, income levels are increasing and new supply of space is being constrained by a variety of costs, including increased costs of new construction. Our general view is that most commercial real estate product classes should continue to perform well given the current economic environment and real estate fundamentals.

While interest rates rose in 2006, they are still at historically low levels. The yield curve indicates that interest rates will likely decline in the future. Although rising interest rates can have a negative effect on the broad economy and the real estate markets, we do not believe that we will experience a sizeable or swift increase in interest rates over the next few years. Due to our focus on making floating rate investments and swapping fixed interest rates for floating interest rates on borrowings, our portfolio should continue to perform well in an increasing interest rate environment. We note that even though interest rates have increased recently, the commercial real estate debt market has experienced very low default rates and we expect this trend to continue. The Federal Reserve policymakers have not raised rates since June 2006 and have indicated a likelihood that rates will remain the same in the near future.

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

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K.

Results of Operations

Comparison of the year ended December 31, 2006 to the period from May 10, 2005 (inception) through December 31, 2005

Revenues

Investment income is generated on our whole loans and bridge loans, subordinate interests in whole loans, mezzanine loans and CMBS investments. Investment income increased by $55.3 to $64.6 million for the year ended December 31, 2006, from $9.3 million for the period May 10, 2005 (inception) through December 31, 2005, as the overall investment portfolio increased to $1.4 billion at December 31, 2006, from $538.1 million at December 31, 2005. Specifically, the increase for the year ended December 31, 2006 was generated by our whole loans ($21.1 million), B Notes ($12.3 million), mezzanine loans ($12.7 million) and CMBS ($9.2 million).

Real estate operating income increased by $6.1 million to $6.1 million for the year ended December 31, 2006, from none for the period May 10, 2005 (inception) through December 31, 2005, which primarily represents rental income from our two consolidated joint ventures.

Other income increased by $0.3 million to $3.3 million for the year ended December 31, 2006, from $3.0 million for the period May 10, 2005 (inception) through December 31, 2005, which represents interest earned on cash balances primarily from overnight repurchase investments.

Expenses

Interest expense increased by $39.5 million to $42.2 million for the year ended December 31, 2006, from $2.7 million for the period May 10, 2005 (inception) through December 31, 2005, of which $22.6 million represents interest on our CDO financing, which had a weighted average spread to 30-day LIBOR of 51 basis points (or 5.86%), $12.5 million represents interest on borrowings on our warehouse facilities, which had a weighted average spread to 30-day LIBOR of 69 basis points (or 6.04%), $2.7 million represents interest on our consolidated real estate joint venture mortgages, and $1.7 million represents interest on our trust preferred securities. The remaining balance in interest expense is comprised of $1.1 million of net swap interest income related to our derivative contracts, $0.5 million of deferred interest expense related to a development project, $1.2 million of amortization of deferred financing costs related, primarily, to the closing of our warehouse facilities and our CDO financing and $0.4 million of servicing fees.

Management fees increased by $3.4 million to $6.5 million for the year ended December 31, 2006, from $3.1 million for the period May 10, 2005 (inception) through December 31, 2005, $2.5 million was attributable to the fact that the 2006 reporting period was for four full quarters, $0.7 million was attributable to the additional equity raised through our October 2006 initial public offering, or our IPO, and $0.2 million attributable to the management fee charged on our trust preferred securities from July 27, 2006 to September 27, 2006, which represents fees paid or payable to our Manager under our management agreement.

Real estate operating expenses increased by $3.1 million to $3.1 million for the year ended December 31, 2006, from none for the period May 10, 2005 (inception) through December 31, 2005, which primarily represents operating expenses from our two consolidated joint ventures.

General and administrative expenses increased by $4.9 million to $10.4 million for the year ended December 31, 2006, from $5.5 million for the period May 10, 2005 (inception) through December 31, 2005, of which the increase was attributable to $2.6 million from professional fees, insurance, and general overhead costs, $1.1 million from purchase and acquisition investment activity, offset by a decrease in formation costs of $0.9 million which represent direct organizational, administrative and consulting expenses incurred prior to May 10, 2005 related to establishing our structure and operations. Of these costs, $0.4 million were reimbursed to an affiliate of our Manager, CBRE/Melody, from the proceeds of our June 2005 private offering. Stock-based compensation expenses increased $2.1 million for the year ended December 31, 2006. This represents the cost of restricted stock and options granted to our Manager, our executive officers and directors and certain persons related to our Manager. The restricted stock for our independent directors vest one year from the date of grant and for all other grantees will vest equally over a three-year period. The shares of restricted stock receive dividends as declared and paid. The compensation expense recorded for the year ended December 31, 2006 represents a ratable portion of the expense based on the fair value of these shares and options over their vesting period.

The management fees, expense reimbursements, formation costs and the relationship between our Manager, our affiliates and us are discussed further in “—Related Party Transactions.”

Depreciation and amortization expenses increased by $1.5 million to $1.5 million for the year ended December 31, 2006, from none for the period May 10, 2005 (inception) through December 31, 2005, which primarily represents depreciation and amortization from our two consolidated joint ventures.

Gains on derivatives

Gains on derivatives increased by $3.6 million to $3.6 million for the year ended December 31, 2006, from none for the period May 10, 2005 (inception) through December 31, 2005. The $3.6 million was a realized gain related to the termination of interest rate swaps in conjunction with our CDO transaction and the sale of an A note in the first quarter of 2006.

Gains on sale of investments

Gains on sale of investments increased by $0.3 million to $0.3 million for the year ended December 31, 2006, of which $0.4 million was a realized gain related to the sale of a CMBS investment and $0.1 million was a realized loss related to the sale of an A note.

Risk Management

Non-Performing Loans

Non-performing loans include all loans on non-accrual status and repossessed real estate collateral. The company transfers loans to non-accrual status at such time as: (1) management determines the borrower is incapable of curing, or has ceased efforts towards curing the cause of a default; (2) the loan becomes 90 days delinquent; (3) the loan has a maturity default; or (4) the net realizable value of the loan’s underlying collateral approximates our carrying value of such loan. Interest income is recognized only upon actual cash receipt for loans on non-accrual status. As of December 31, 2006, our non-performing loans consisted of one mezzanine loan with an aggregate carrying value of $31.8 million, or 2.09% of total assets, compared to none at December 31, 2005, and no repossessed real estate collateral. Management believes there is adequate collateral to support the book value of the asset.

As of March 20, 2007, we have funded approximately $4.3 million to protect our mezzanine loan position in the non-performing loan. The funds were used to cure the default on the senior loan, pay real estates taxes, as well as pay for attorney and appraisal services provided to us. We may expend additional sums going forward to protect our investment, although there is no guarantee we will do so. Furthermore, we may expend additional funds if and when we foreclose on the asset, to take control of the asset, to complete construction, and/or to otherwise operate the asset, in each case, until disposition of the asset, although there is no guarantee we will do so.

Watch List Assets

We conduct a quarterly comprehensive credit review, resulting in an individual risk classification being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an “early warning system.” As of December 31, 2006, we had one asset on its credit watch list, excluding the one asset included in non-performing loans above, with an aggregate carrying value of $19.7 million, or 1.28% of total assets

As of March 20, 2007, we have funded approximately $1.7 million to protect our mezzanine loan position in the watch list asset. The funds were used to cure the default on the senior loan, pay real estates taxes, as well as pay for attorney and appraisal services provided to us. We may expend additional sums going forward to protect our investment, although there is no guarantee we will do so. Furthermore, we may expend additional funds if and when we foreclose on the asset, to take control of the asset, to complete construction, and/or to otherwise operate the asset, in each case, until disposition of the asset, although there is no guarantee we will do so.

Liquidity and Capital Resources

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends and for other general business needs. Our primary sources of funds for short-term liquidity, including working capital, distributions and additional investments consist of (i) funds raised from our June 2005 private offering and our IPO; (ii) funds raised from our July 2006 issuance of trust preferred securities (iii) cash flow from operations; (iv) borrowings under our two master repurchase agreements with Deutsche Bank AG, Cayman Islands Branch, which we refer to as the DB Warehouse Facility, and two master repurchase agreements with Bank of America, N.A. and Banc of America Securities LLC, or Bank of America, which we refer to as the Bank of America Warehouse Facilities and one master repurchase agreement with Wachovia Bank, N.A., which we refer to as the Wachovia Warehouse Facility; (v) proceeds from our CDO or other forms of financing or additional securitizations or CDO offerings; (vi) proceeds from additional common or preferred equity offerings or offerings of trust preferred securities; and (vii) proceeds from principal payments on our investments. We believe these sources of funds will be sufficient to meet our short-term liquidity requirements.

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

On September 27, 2006, we priced our IPO of common stock, with public trading of our common stock commencing on September 28, 2006. We sold 11,012,624 shares of our common stock in our IPO at a price of $14.50 per share, which includes the exercise in full of the underwriters’ option to purchase an additional 1,436,429 shares of common stock. Of these shares, 9,945,020 were sold by us and 1,067,604 were sold by selling stockholders. Net proceeds from both our IPO and the over allotment option, after underwriting discounts and commissions of approximately $8.7 million and other offering expenses of approximately $2.4 million, were approximately $133.2 million, which we received on October 3, 2006. The net proceeds were used to repay debt on the Wachovia Warehouse Interim Facility (as defined below). The shares are included in the outstanding share count as of September 30, 2006 with the net proceeds recorded as contra equity (Common stock subscriptions receivable) on the balance sheet.

As of December 31, 2006, 656,122 shares of restricted common stock, net of forfeitures, and options to purchase 875,233 shares of common stock, net of forfeitures, with an exercise price of $15.00 per share, have been issued under our 2005 equity incentive plan. These restricted shares and options have a vesting period of three years from the date of grant (except with respect to 2,668 restricted shares which vested one year from the date of grant).

On March 7, 2007, 130,200 shares of restricted stock and options to purchase 66,500 shares of the our common stock with an exercise price of $13.08 per share were issued to certain employees of the our Manager under the 2005 equity incentive plan. Options granted under the 2005 equity incentive plan are exercisable at the fair market value on the date of the grant and, expire five years from the date of the grant, subject to termination of employment, are not transferable other than at death, and are exercisable ratably over a three year period commencing one year from the date of the grant.

Warehouse Lines

DB Warehouse Facility

On August 30, 2005, we entered into two facilities with Deutsche Bank AG, Cayman Islands Branch that provided $650.0 million of aggregate borrowing capacity.

We have a $400.0 million master repurchase agreement, or the DB Warehouse Facility, which had an initial repurchase date of August 29, 2006. Our TRS is also a party to this agreement and we and our TRS are jointly and severally liable thereunder. The repurchase date shall automatically be extended for an additional day on a daily basis, without any action required to be taken by the lender or us, unless the lender delivers to us in writing a termination notice of such daily automatic extension feature. In such event, the repurchase date shall be the day 364 days after the date of the written termination notice. Advances under this facility bear interest only, which is reset monthly, with a pricing spread of 50 basis points over 30-day LIBOR. Based on our investment activities, this facility provides for an advance rate of up to 90% based upon the collateral provided under a borrowing based calculation. This facility finances our whole loan originations and acquisitions. As of December 31, 2006, the outstanding balance under this facility was approximately $14.3 million with a current weighted average interest rate of 5.85%. As of December 31, 2006, we had approximately $385.7 million of additional capacity under this facility to fund future investments. The borrowings under this facility are collateralized by the following investments (dollars in thousands):

Investment Type	Number of Loans	Carrying Value
Whole Loans	1	$16,000

We also had a $250.0 million repurchase agreement which terminated on November 29, 2006.

The DB Warehouse Facility contains certain covenants, the most restrictive of which are requirements that we maintain a minimum tangible net worth of no less than $125.0 million, a minimum debt service coverage of not less than 1.5 to 1 in the aggregate, a ratio of indebtedness-to-tangible net worth not to exceed 3.5 to 1, and minimum cash or marketable securities of not less than (i) $10.0 million for a debt-to-book ratio above 2 to 1; (ii) $5.0 million for a debt-to-book equity ratio between 1 to 1 and 2 to 1; and (iii) $3.0 million for a debt-to-book equity ratio of below 1 to 1. We were in compliance with all covenants and restrictions as of December 31, 2006.

Bank of America Warehouse Facilities

In January and February, 2006, we entered into two facilities with Banc of America Securities, LLC and Bank of America N.A., or the Bank of America Warehouse Facilities, that provided $450.0 million of aggregate borrowing capacity. We have a $200.0 million master repurchase agreement, which has an initial repurchase date of (1) January 26, 2007 or (2) the date on which a second CDO transaction sponsored by us closes. The repurchase date shall be extended for up to two additional 364-day periods following the initial repurchase date at the buyer’s sole discretion, provided that, if we intend to extend the repurchase date, (i) the buyer agrees to such extension within 30 days of receipt of our written notice to extend the repurchase date, which shall have been delivered to the lender at least 90 days but no more than 120 days prior to the initial repurchase date and (ii) with respect to the second extension, no default or an event of default (as defined in the repurchase agreement) has occurred or be continuing. In such event, the maturity date shall be the day 364 days after the date of the written termination notice. On January 25, 2007 the repurchase date was extended until the earliest of (a) April 15, 2007 or (b) the date on which a second CDO transaction sponsored by us closes. Advances under this facility bear interest only, which is reset monthly, with a range of pricing spreads of 50 to 170 basis points over 30-day LIBOR. Based on our investment activities, this facility provides for an advance rate of between 55% and 95% based upon the collateral provided under a borrowing based calculation. This facility finances our origination or acquisition of whole loans, subordinate mortgage interests and CMBS. As of December 31, 2006, the outstanding balance under this facility was approximately $57.3 million with a current weighted average interest rate of 6.16%. As of December 31, 2006, we had approximately $142.7 million of additional capacity under this facility to fund future investments. The borrowings under this facility are collateralized by the following investments (dollars in thousands):

Investment Type	Number of Investments	Carrying Value
Subordinated Debt	1	$20,000
CMBS	11	$48,438

In addition, we have a $250.0 million master repurchase agreement, which has a repurchase date of February 12, 2007. This repurchase date shall be extended for up to two additional 364-day periods following the initial repurchase date at the buyer’s sole discretion, provided that, if we intend to extend the repurchase date, (i) the buyer agrees to such extension within 30 days of receipt of our written notice to extend the repurchase date, which shall have been delivered to the lender at least 90 days but no more than 120 days prior to the initial repurchase date and (ii) with respect to the second extension, no default or an event of default (as defined in the repurchase agreement) has occurred or be continuing. Our TRS is also a party to this agreement and we and our TRS are jointly and severally liable thereunder. Advances under this facility bear interest only, which is reset monthly, with a range of pricing spreads of 50 to 120 basis points over 30-day LIBOR. Based on our investment activities, this facility provides for an advance rate of between 55% and 92.5% based upon the collateral provided under a borrowing base calculation. This facility finances whole loan originations and acquisitions. As of December 31, 2006, nothing was outstanding under this facility.

The Bank of America Warehouse Facilities contain certain covenants, the most restrictive of which are requirements that we maintain a minimum tangible net worth of no less than $250.0 million, a minimum debt service coverage of not less than 1.5 to 1 in the aggregate, a ratio of total liability to total assets greater than 0.80 to 1.0, and minimum cash and marketable securities of not less than $10.0 million. We were in compliance with all covenants and restrictions as of December 31, 2006.

Wachovia Warehouse Facility

In July 2006, we entered into a mortgage loan purchase agreement with Wachovia Bank, N.A. that provided $175.0 million of aggregate borrowing capacity, or the Wachovia Warehouse Interim Facility. The borrowings under this facility were paid off on October 4, 2006 and the facility was terminated.

In August 2006, we entered into a master repurchase agreement with Wachovia Bank, N.A., or the Wachovia Warehouse Facility, that provided $300.0 million of aggregate borrowing capacity. On December 15, 2006 and February 8, 2007, the aggregate borrowing capacity was increased to $500.0 million and $700.0 million, respectively, and the increase period expires on May 1, 2007. After the expiration of the increase period the maximum borrowing capacity will be $300.0 million. The Wachovia Warehouse Facility has an initial fixed repurchase date of August 24, 2009, which may be extended for a period not to exceed 364 days upon our written request to the buyer at least 30 days, but no more than 60 days, prior to the initial repurchase date, if (i) no default or event of default (as defined in the repurchase agreement) has occurred or continuing and (ii) upon our payment to the buyer of a certain extension fee. Based on our investment activities, this facility provides for an advance between 50% and 95% based upon the collateral provided under a borrowing based calculation. Advances under this facility bear interest only, which is reset monthly, with a range of pricing spreads from 20 to 200 basis points over 30-day LIBOR. As of December 31, 2006, the outstanding balance under this facility was approximately $361.8 million with a weighted average borrowing rate of 6.03%. As of December 31, 2006, we had $138.2 million of capacity under this facility to fund future investments. The borrowings under this facility were collateralized by the following investments (dollars in thousands):

Investment Type	Number of Investments	Carrying Value
Whole Loans	9	$290,898
Subordinated Debt	2	$65,344
CMBS	12	$56,591

The Wachovia Warehouse Facility contains certain covenants, the most material of which are requirements that we maintain a minimum tangible net worth of no less than the sum of $250.0 million, a ratio of total liability to total assets greater than 0.80 to 1.0 (for the $300.0 million Wachovia Warehouse Facility) and 75% of the net proceeds of the issuance by us of any capital stock of any class and minimum cash and marketable securities of not less than $10.0 million. Additionally, at no time shall the consolidated interest coverage ratio by us for the immediately preceding fiscal quarter be less than 1.3 to 1.0 during the fiscal quarters ending on December 31, 2006 and March 31, 2007. We are in compliance with all covenants and restrictions as of December 31, 2006.

Accounting Treatment for Certain Investments Financed with Repurchase Agreements

We have certain CMBS and loan investments, or the collateral assets, purchased from counterparties that are financed through a repurchase agreement with the same counterparty. We believe that in accordance with FASB Concept Statement No. 6, or CON 6, “Elements of Financial Statements,” we are entitled to obtain the future economic benefits of the collateral assets and we are obligated under the repurchase agreement. Therefore, we currently record the collateral assets and the related financing gross on our balance sheet, and the corresponding interest income and interest expense gross on our income statement. In addition, any change in fair value of the CMBS included in the collateral assets, is reported through other comprehensive income since these are classified as available for sale securities in accordance with FASB Statement No. 115, or SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

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

This potential change would not affect the economics of the transactions but would affect how the transactions are reported in our financial statements. If we were to apply this view to our transactions, for the year ended December 31, 2006 and for the period May 10, 2005 (inception) through December 31, 2005, the change in net income per common diluted share would be immaterial and our total assets and total liabilities would each be reduced by $14.9 million and $51.4 million, respectively.

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

Deutsche Bank Securities Inc. acted as the exclusive structurer and placement agent with respect to a CDO transaction totaling approximately $600.0 million, which closed on March 28, 2006. We retained 100% of the equity interests in our CDO subsidiary that issued the CDO notes consisting of preference and common shares as well as 100% of the non-rated debt tranches. The notes issued by our CDO subsidiary are secured initially by a portfolio of whole loans, B Notes, mezzanine loans and CMBS. Our Manager acted as the collateral manager for our CDO subsidiary but did not receive any fees in connection therewith. We acted as the advancing agent in connection with the issuance of the CDO notes. As of December 31, 2006, our CDO subsidiary is leveraged as follows:

	Carrying Amount at 12/31/06	Stated Maturity	Interest Rate	Weighted Average Expected Life (years)
CDO I Bonds	$508,500	3/25/2046	5.86%	7.6

In March 2007, Wachovia Bank N.A., acted as the exclusive structurer and placement agent with respect to our second CDO transaction totaling $1.0 billion, which priced on March 2, 2006, and is expected to close on April 2, 2007. We intend to sell $880.0 million of bonds with an average cost of 90-day LIBOR plus 40.5 basis points and retain 100% of the equity interests in our CDO subsidiary that issued the CDO notes consisting of preference and common shares. The notes issued by our CDO subsidiary will be secured initially by a portfolio of whole loans, B Notes, mezzanine loans and CMBS. Our Manager will act as the collateral manager for our CDO subsidiary but will not receive any fees in connection therewith. We are the advancing agent in connection with the issuance of the CDO notes. In connection with the CDO transaction, we terminated 24 and partially unwound five effective cash flow hedges, or interest rate swaps with a total notional amount of approximately $398.4 million.

Mortgage Indebtedness

On December 14, 2005, our consolidated joint venture, Springhouse Apartments, LLC, obtained a $26.2 million loan in connection with the acquisition of real estate located in Prince George’s County, Maryland. The loan is collateralized by the aforementioned property, is guaranteed by Bozzuto and Associates Inc., our joint venture partner, matures on December 14, 2008, and bears interest at 30-day LIBOR plus 1.75%. As of December 31, 2006 and December 31, 2005, the outstanding balance was $25.6 million and $25.0 million, respectively, at a rate of 7.10% and 6.12%, respectively.

On March 28, 2006, our consolidated joint venture, Loch Raven Village Apartments-II, LLC, obtained a $29.2 million loan in connection with the acquisition of real estate located in Baltimore, Maryland. The loan is collateralized by the aforementioned property, is guaranteed by Bozzuto and Associates Inc., our joint venture partner, matures on April 1, 2009, and bears interest at a fixed rate of 5.96%. As of December 31, 2006, the outstanding balance was $26.6 million.

Junior Subordinated Debentures

In July 2006, we completed the issuance of $50.0 million in unsecured trust preferred securities through a newly formed Delaware statutory trust, CBRE Realty Finance Trust I, or CRFT I, which is one of our wholly-owned subsidiaries. The securities bear interest at a fixed rate of 8.10% for the first ten years ending July 2016. Thereafter the rate will float based on the 90-day LIBOR plus 249 points. The base management fee that we pay to our Manager pursuant to the management agreement is based on gross stockholders’ equity which our board of directors had previously determined to include the trust preferred securities. We paid a base management fee on the trust preferred securities to the Manager from July 26, 2006 to September 27, 2006 in the amount of approximately $0.2 million. However, beginning September 28, 2006, we no longer pay such a fee on trust preferred securities to the Manager.

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

Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2006. The table excludes contractual commitments related to our derivatives, which we discuss in “Qualitative and Quantitative Disclosures about Market Risk,” and the incentive fee payable under the management agreement that we have with our Manager, which we discuss in Related Party Transactions because those contracts do not have fixed and determinable payments.

	Contractual commitments (in thousands) Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
CDO I bonds payable	$508,500	$—	$—	$—	$508,500
Wachovia Warehouse Facility	361,798	361,798	—	—	—
Bank of America Warehouse Facilities	57,304	57,304	—	—	—
DB Warehouse Facility	14,336	14,336	—	—	—
Mortgage payable(1)	52,194	—	52,194	—	—
Trust preferred securities	50,000	—	—	—	50,000
Base management fees(2)	8,234	8,234	—	—	—

Total	$1,052,366	$441,672	$52,194	$—	$558,500

(1)	Non-recourse to us.
(2)	Calculated only for the next 12 months based on our current gross stockholders’ equity, as defined in our management agreement.

Off-Balance Sheet Arrangements

As of December 31, 2006, we had approximately $41.0 million equity interest in five joint ventures as described in Note 7 to our financial statements for the year ended December 31, 2006, included elsewhere in this Annual Report on Form 10-K. As of December 31, 2005, we had no off-balance sheet arrangements.

Dividends

To qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our net taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our secured credit facilities, we must first meet both our operating requirements and scheduled debt service on our warehouse lines and other debt payable.

Related Party Transactions

Management Agreement

On June 9, 2005, we entered into a management agreement with our Manager, which provides for an initial term through December 31, 2008 with automatic one-year extension options for each anniversary date thereafter and is subject to certain termination rights. After the initial term, our independent directors will review our Manager’s performance annually and the management agreement may be terminated subject to certain termination rights. Our executive officers own approximately 26.1% of the Manager. We pay our Manager an annual management fee monthly in arrears equal to 1/12th of the sum of (i) 2.0% of our gross stockholders’ equity (as defined in the management agreement), or equity, of the first $400.0 million of our equity and (ii) 1.75% of our gross stockholders’ equity in an amount in excess of $400.0 million and up to $800.0 million and (iii) 1.5% of our gross stockholders’ equity in excess of $800.0 million. Additionally, from July 26, 2006 to September 27, 2006, we considered the outstanding trust preferred securities as part of gross stockholders’ equity in calculating the base management fee. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. For the year ended December 31, 2006 and the period from June 9, 2005 through December 31, 2005, we paid approximately $6.3 million and $2.7 million, respectively, to our Manager for the base management fee under the management agreement. As of December 31, 2006, $0.7 million of management fees were accrued and constituted the management fee payable on our balance sheet.

In addition to the base management fee, our Manager may receive quarterly incentive compensation. The purpose of the incentive compensation is provide an additional incentive for our Manager to achieve targeted levels of Funds From Operations (as defined in the management agreement) (after the base management fee and before incentive compensation) and to increase our stockholder value. Our Manager may receive quarterly incentive compensation in an amount equal to the product of: (i) twenty-five percent (25%) of the dollar amount by which (A) our Funds From Operations (after the base management fee and before the incentive fee) per share of our common stock for such quarter (based on the weighted average number of shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of our common stock in our June 2005 private offering and the prices per share of our common stock in any subsequent offerings (including our IPO), multiplied by (2) the greater of (a) 2.25% or (b) 0.75% plus one-fourth of the Ten Year Treasury Rate (as defined in the management agreement) for such quarter, multiplied by (ii) the weighted average number of shares of our common stock outstanding during the such quarter. We will record any incentive fees as a management fee expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the management agreement. No amounts had been paid or were payable for incentive compensation under the management agreement as of December 31, 2006 and December 31, 2005.

The management agreement also provides that we will reimburse our Manager for various expenses incurred by our Manager or its affiliates for documented expenses of our Manager or its affiliates incurred on our behalf, including but not limited to costs associated with formation and capital raising activities and general and administrative expenses. Without regard to the amount of compensation received under the management agreement, our Manager is responsible for the wages and salaries of its officers and employees. For the year ended December 31, 2006 and the period from May 10, 2005 (inception) through December 31, 2005, we paid or had payable $0.8 million and $0.5 million, respectively, to our Manager for expense reimbursements, of which $0.1 million were accrued and are included in other liabilities on our balance sheet as of December 31, 2006.

For the period prior to May 10, 2005 (inception), we reimbursed expenses to an affiliate of our Manager, CBRE/Melody, $1.3 million, including $0.9 million of costs associated with capital raising activities and $0.4 million of expenses relating to our formation.

GEMSA Servicing

GEMSA Loan Services, L.P., which we refer to as GEMSA, is utilized by us as a loan servicer. GEMSA is a joint venture between CBRE/Melody and GE Capital Real Estate. GEMSA is a rated master and primary servicer. Our fees for GEMSA’s services are at market rates.

For the year ended December 31, 2006 and the period May 10, 2005 (inception) through December 31, 2005, we paid or had payable an aggregate of approximately $82,000 and $2,000, respectively, to GEMSA in connection with its loan servicing of a part of our portfolio. Such fees were at market rates.

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

As of December 31, 2006, an affiliate of the Manager, CBRE Melody of Texas, LP and its principals, owned 1,100,000 shares of our common stock (which were purchased in our June 2005 private offering), 300,000 shares of restricted common stock, and had options to purchase an additional 500,000 shares of common stock.

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

FFO for the year ended December 31, 2006 and the period May 10, 2005 (inception) through December 31, 2005 are as follows (dollars in thousands):

	For the Year Ended December 31, 2006	For the Period May 10, 2005 (inception) through December 31, 2005
Funds from operations:
Net income	$13,743	$1,052
Adjustments:
Depreciation	1,141	—
Gain (losses) from debt restructuring	—	—
Gain (losses) from sale of property	—	—
Funds from discontinued operations	—	—
Real estate depreciation and amortization—unconsolidated ventures	2,027	—

Funds from operations(1)	$16,911	$1,052

Cash flows provided by operating activities	$7, 925	$4, 752
Cash flows used in investment activities	$(860,191)	$(564,998)
Cash flows provided by financing activities	$820,822	$609,623

(1)	FFO for the period May 10, 2005 (inception) through December 31, 2005 includes one-time inception costs of $931.

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

Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral is determined by an evaluation of operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses. As of December 31, 2006, no impairment has been identified and no valuation allowance has been established.

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

When we make an investment, we assess whether we have a variable interest in a VIE and, if so, whether we are the primary beneficiary of the VIE. These analyses require considerable judgment in determining the primary beneficiary of a VIE since they involve subjective probability weighting of various cash flow scenarios. Incorrect assumptions or estimates of future cash flows may result in an inaccurate determination of the primary beneficiary. The result could be the consolidation of an entity acquired or formed in the future that would otherwise not have been consolidated or the non-consolidation of such an entity that would otherwise have been consolidated.

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

We have identified one mezzanine loan as a variable interest in a VIE and has determined that we are not the primary beneficiary of this VIE and as such the VIE should not be consolidated in our consolidated financial statements. Our maximum exposure to loss would not exceed the carrying amount of this investment of $40.3 million. Our maximum exposure to loss, including CMBS, as a result of our investments in these VIEs was $262.6 million as of December 31, 2006.

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

Valuation and Impairment of Commercial Mortgage-Backed Securities

CMBS are classified as available-for-sale securities and are carried on our balance sheet at fair value. As a result, changes in fair value are recorded as a balance sheet adjustment to accumulated other comprehensive income, which is a component of stockholders’ equity, rather than through our income statement. Estimated fair values are based on market prices from a third party that actively participate in the CMBS market. We also use a discounted cash flow model that utilizes prepayment and loss assumptions based upon historical experience, economic factors and the characteristics of the underlying cash flow in order to substantiate the fair value of the securities. The assumed discount rate is based upon the yield of comparable securities. We also may, under certain circumstances, adjust these valuations based on our knowledge of the securities and the underlying collateral. These valuations are subject to significant variability based on market conditions, such as interest rates and credit spreads. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in the recorded amount of our investment. As fair value estimates may vary to some degree, we must make certain judgments and assumptions about the appropriate price used to calculate the fair values for financial reporting purposes. Different judgments and assumptions could result in different valuations. If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense on our income statement.

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

We must periodically evaluate each of these loans for possible impairment. Loans and other investments are considered impaired, for financial reporting purposes, when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the original agreement, or, for loans acquired at a discount for credit quality when it is deemed probable that we will be unable to collect as anticipated. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. Changes in market conditions, as well as changes in the assumption or methodology used to determine fair value, could result in a significant change in the recorded amount in our investment. As of December 31, 2006, one mezzanine loan is 30 days delinquent with respect to the scheduled payments of interest. All other loans are current with respect to scheduled payments of principle and interest. No impairment has been identified and no valuation allowance has been established.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the year ended December 31, 2006 and the period May 10, 2005 through December 31, 2005 would have increased our net interest expense by approximately $2.5 million and $0.1 million, respectively, and increased our investment income by approximately $3.0 million and $0.3 million, respectively.

Our operating results will depend in large part on differences between the income from our loans and our borrowing costs. We generally match the interest rates on our loans with like-kind debt, so that fixed rate loans are financed with fixed rate debt and floating rate loans are financed with floating rate debt, directly or through the use of interest rate swaps or other financial instruments. The objective of this strategy is to minimize the impact of interest rate changes on our net interest income. Currently most of our borrowings, with the exception of the two most junior classes of our CDO bonds (aggregating $44.25 million) and one of our consolidated joint venture mortgages payable of $26.6 million are variable-rate instruments, based on 30-day LIBOR.

In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

We invest in CMBS, which are designated as available-for-sale on our balance sheet. The majority of our CMBS investments are fixed rate securities. In order to minimize the exposure to interest rate risk we utilize interest rate swaps to convert the floating rate debt to fixed rate debt, which matches the fixed interest rate of the CMBS. All CMBS are partially financed (65% advance rate) with a warehouse line that bears interest at a rate of 30-day LIBOR plus 125 basis points.

As of December 31, 2006, we have 32 interest rate swap agreements outstanding with a total notional value of $696.3 million to hedge our exposure on forecasted outstanding LIBOR-based debt. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there were a 100 basis point decrease in forward interest rates, the fair value of these interest rate swaps would have decreased by approximately $32.7 million at December 31, 2006. If there were a 100 basis point increase in forward interest rates, the fair value of these interest rate swaps would have increased by approximately $30.7 million at December 31, 2006.

One of our consolidated joint ventures entered into an interest rate cap with a notional amount of $25.0 million with a strike price of 4.16% and a maturity date of December 15, 2007.

Our hedging transactions using derivative instruments also involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The counterparty to our derivative arrangements are Credit Suisse International and Deutsche Bank AG, with a senior unsecured debt credit rating of Aa3 by Moody’s with which we and our affiliates may also have other financial relationships. As a result, we do not anticipate that the counterparty will fail to meet their obligations. There can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

We utilize interest rate swaps to limit interest rate risk. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes. The following table sets forth our derivative instruments as of December 31, 2006:

Type of Hedge	Notional Amount	Swap Rate	Trade Date	Maturity Date	Estimated Value at December 31, 2006
Pay-Fixed Swap	$9,100	5.1320%	2/15/2006	2/17/2012	$(167)
Pay-Fixed Swap	183,172	5.0550%	3/16/2006	10/25/2011	(168)
Pay-Fixed Swap	16,100	5.0850%	3/16/2006	3/1/2011	(213)
Pay-Fixed Swap	26,951	5.1930%	3/28/2006	4/13/2016	(340)
Pay-Fixed Swap	2,000	5.3710%	4/12/2006	6/16/2016	(52)
Pay-Fixed Swap	1,500	5.3910%	5/1/2006	6/5/2012	(31)
Pay-Fixed Swap	2,350	5.5610%	5/3/2006	6/5/2017	(100)
Pay-Fixed Swap	44,736	5.6630%	5/12/2006	5/25/2018	(1,855)
Pay-Fixed Swap	2,970	5.3440%	6/8/2006	7/5/2012	(55)
Pay-Fixed Swap	5,000	5.4290%	6/12/2006	7/5/2016	(154)
Pay-Fixed Swap	7,500	5.6100%	6/20/2006	7/5/2016	(335)
Pay-Fixed Swap	7,200	5.6900%	6/23/2006	7/5/2016	(366)
Pay-Fixed Swap	32,300	5.5240%	7/7/2006	7/11/2011	(767)
Pay-Fixed Swap	2,900	5.5910%	7/11/2006	7/5/2018	(135)
Pay-Fixed Swap	67,500	5.2720%	8/2/2006	9/1/2011	(1,006)
Pay-Fixed Swap	21,250	5.2900%	8/2/2006	9/5/2011	(304)
Pay-Fixed Swap	26,200	5.3590%	8/7/2006	9/6/2016	(664)
Pay-Fixed Swap	22,150	5.1910%	8/17/2006	9/1/2011	(221)
Pay-Fixed Swap	36,075	5.1710%	9/19/2006	9/25/2011	(220)
Pay-Fixed Swap	22,200	5.0920%	9/19/2006	10/1/2011	(127)
Pay-Fixed Swap	26,469	5.0900%	9/19/2006	10/1/2011	(150)
Pay-Fixed Swap	13,770	5.0570%	9/21/2006	10/1/2015	(40)
Pay-Fixed Swap	2,125	4.9290%	9/22/2006	10/1/2011	3
Pay-Fixed Swap	2,125	5.0850%	9/25/2006	10/1/2016	3
Pay-Fixed Swap	4,250	5.2450%	10/13/2006	11/1/2016	(69)
Pay-Fixed Swap	26,350	5.1150%	10/19/2006	11/1/2011	(180)
Pay-Fixed Swap	5,100	5.2040%	10/19/2006	11/1/2016	(67)
Pay-Fixed Swap	10,200	5.0080%	10/30/2006	11/1/2011	(21)
Pay-Fixed Swap	13,388	4.9150%	11/2/2006	12/1/2011	28
Pay-Fixed Swap	4,016	5.1330%	11/6/2006	12/1/2015	(34)
Pay-Fixed Swap	28,151	4.9470%	12/15/2006	10/25/2011	95
Pay-Fixed Swap	21,250	4.9840%	12/28/2006	1/1/2012	(27)
LIBOR Cap	25,000	4.1575%	12/15/2005	12/15/2007	255

Total	$721,348				$(7,484)

Market Value Risk

Our available-for-sale CMBS are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income pursuant to SFAS 115. The estimated fair value of these CMBS fluctuates primarily due to changes in interest rates, the creditworthiness of the mortgages securing these CMBS and other factors. Generally, in a rising interest rate environment, the estimated fair value of the fixed rate CMBS would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of the fixed rate CMBS would be expected to increase.

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

Geographic Concentration Risk

As of December 31, 2006, approximately 28.0%, 21.0%, 38.0% and 8.0% of the outstanding balance of our loan investments had underlying properties in the East, the South, the West, and the Midwest, respectively, as defined by NCREIF, while the remaining 5.0% of the outstanding loan investments had underlying properties that are located throughout the rest United States.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Schedules

PAGE
CBRE REALTY FINANCE, INC.

Report of Independent Registered Public Accounting Firm	74
Consolidated Balance Sheets as of December 31, 2006 and 2005	75
Consolidated Statements of Income for the year ended December 31, 2006 and the period from May 10, 2005 (inception) through December 31, 2005	76
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (loss) for the year ended December 31, 2006 and the period from May 10, 2005 (inception) through December 31, 2005	77
Consolidated Statements of Cash Flows for the year ended December 31, 2005 and the period from May 10, 2005 (inception) through December 31, 2005	78
Notes to Consolidated Financial Statements	79

Schedules

Schedule IV Mortgage Loans on Real Estate as of December 31, 2006	104

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CBRE Realty Finance, Inc.

We have audited the accompanying consolidated balance sheets of CBRE Realty Finance, Inc. (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2006 and for the period May 10, 2005 (inception) through December 31, 2005. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Schedule under Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CBRE Realty Finance, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the year ended December 31, 2006 and for the period May 10, 2005 (inception) through December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Hartford, Connecticut
March 20, 2007

CBRE Realty Finance, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	December 31, 2006	December 31, 2005
Assets:
Cash and cash equivalents	$17,933	$49,377
Restricted cash	59,520	3,239
Loans and other lending investments, net	1,090,874	448,280
Commercial mortgage-backed securities, at fair value	222,333	81,499
Real estate, net	66,277	31,923
Investment in unconsolidated joint ventures	41,046	—
Derivative assets, at fair value	373	1,642

Accrued interest	6,656	3,452
Other assets	17,677	4,306

Total assets	$1,522,689	$623,718

Liabilities and Stockholders’ Equity:
Collateralized debt obligations	$508,500	$—
Repurchase obligations	433,438	304,825
Mortgage note payable	52,194	25,001
Derivative liabilities, at fair value	7,549	631
Management fees payable	712	469
Dividends payable	5,814	2,674
Accounts payable and accrued expenses	4,739	4,123
Other liabilities	47,060	5,928
Junior subordinated deferrable interest debentures held by trust that issued trust preferred securities	50,000	—

Total liabilities	1,110,006	343,651

Commitments and contingencies	—	—

Minority interest	813	436

Stockholders’ Equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2006 and December 31, 2005, respectively	—	—
Common stock par value $.01 per share; 100,000,000 shares authorized, 30,601,142 and 20,567,755 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	306	206
Additional paid-in-capital	420,986	284,029
Accumulated other comprehensive loss	(1,469)	(1,748)
Accumulated deficit	(7,953)	(2,856)

Total stockholders’ equity	411,870	279,631

Total liabilities and stockholders’ equity	$1,522,689	$623,718

The accompanying notes are an integral part of these financial statements.

CBRE Realty Finance, Inc.

Consolidated Statements of Income

(Amounts in thousands, except per share data)

	For the Year ended December 31, 2006	For the Period May 10, 2005 (inception) through December 31, 2005
Revenues
Investment income	$64,631	$9,342
Property operating income	6,100	—
Other income	3,322	3,057

Total revenues	74,053	12,399

Expenses
Interest expense	42,181	2,664
Management fees	6,515	3,158
Property operating expenses	3,110	—
Other general and administrative (including $3,867 and $1,770, respectively, of stock-based compensation)	10,404	5,549
Depreciation and amortization	1,532	—

Total expenses	63,742	11,371

Gain on sale of investment	258	—
Gain on derivatives	3,552	24

Income (loss) from continuing operations before equity in net loss of unconsolidated joint ventures and income taxes	14,121	1,052
Equity in net income (loss) of unconsolidated joint ventures	(453)	—

Net income before minority interest	13,668	1,052
Minority interest	(75)	—

Net income	$13,743	$1,052

Basic earnings per share:
Net income	$0.61	$0.05

Diluted earnings per share:
Net income	$0.60	$0.05

Dividends per common share	$0.82	$0.19

Basic weighted average common shares outstanding	22,688	20,000

Diluted weighted average common shares and common share equivalents outstanding	22,837	20,108

The accompanying notes are an integral part of these financial statements.

CBRE Realty Finance, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (loss)

(Amounts in thousands, except per share and share data)

	Common Stock		Additional	Accumulated Other
	Shares	Par Value	Paid- In-Capital	Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Income (loss)
Balance at May 10, 2005 (inception)	1,000	$—	$1	$—	$—	$1	$—
Redemption of common stock	(1,000)	—	(1)	—	—	(1)	—
Net proceeds from common stock offering	20,000,000	200	282,265	—	—	282,465	—
Issuance of restricted shares of common stock	567,755	6	—	—	—	6	—
Stock-based compensation	—	—	1,764	—	—	1,764	—
Net income					1,052	1,052	1,052
Net unrealized loss on commercial mortgage backed securities				(2,415)		(2,415)	(2,415)
Net unrealized gain on derivative instruments				667		667	667
Cash dividends declared or paid					(3,908)	(3,908)

Balance at December 31, 2005	20,567,755	206	284,029	(1,748)	(2,856)	279,631	(696)
Issuance of restricted shares of common stock	134,000	1	—	—	—	1	—
Net proceeds from common stock offering	9,945,020	99	133,090	—	—	133,189	—
Stock-based compensation	—	—	3,867	—	—	3,867	—
Net income					13,743	13,743	13,743
Net unrealized gain on commercial mortgage backed securities				5,959		5,959	5,959
Net unrealized loss on derivative instruments				(5,680)		(5,680)	(5,680)
Cash dividends declared or paid					(18,840)	(18,840)
Forfeitures of common stock awards	(45,633)	—	—	—	—	—	—

Balance at December 31, 2006	30,601,142	$306	$420,986	$(1,469)	$(7,953)	$411,870	$14,022

The accompanying notes are an integral part of these financial statements

CBRE Realty Finance, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Year ended December 31, 2006	For the Period May 10, 2005 (inception) through December 31, 2005
Operating Activities
Net income	$13,743	$1,052
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net loss of unconsolidated joint ventures	453	—
Premium amortization, net	1,199	1,562
Other amortization	808	(179)
Depreciation	1,181	—
Stock-based compensation	3,867	1,770
Realized gain on sale of investment	(258)	—
Realized gain on derivatives	(3,577)	—
Unrealized gain on derivatives	25	(7)
Changes in operating assets and liabilities:
Restricted cash	(218)	—
Accrued interest	(3,204)	(3,452)
Other assets	(5,103)	(2,853)
Management fees payable	243	469
Accounts payable and accrued expenses	616	4,123
Other liabilities	(1,850)	2,267

Net cash provided by operating activities	7,925	4,752

Investing Activities
Proceeds from sale of AFS Securities	4,807	—
Other liabilities	42,982	3,662
Purchase of commercial mortgage-backed securities	(140,210)	(83,747)
Repayment of commercial mortgage-backed securities principal	2,022	—
Proceeds from sale of originated loans	44,642	—
Origination and purchase of loans	(854,491)	(478,445)
Repayment of loan principal	165,153	28,694
Real estate acquisition	(35,785)	(31,923)
Investment in unconsolidated joint ventures	(41,499)	—
Restricted cash	(47,812)	(3,239)

Net cash used in investing activities	(860,191)	(564,998)

Financing Activities
Restricted cash	(8,250)	—
Proceeds from issuance of common stock, net of offering costs	133,190	282,465
Proceeds from issuance of collateralized debt obligations	508,500	—
Proceeds from borrowings under repurchase agreements	869,973	314,179
Repayments of borrowings under repurchase agreements	(741,360)	(9,354)
Proceeds from issuance of trust preferred securities	50,000	—
Proceeds from mortgage loans	27,192	25,001
Purchase of derivative asset	—	(338)
Deferred financing and acquisition costs paid	(9,601)	(1,532)
Dividends paid to common stockholders	(15,699)	(1,234)
Proceeds from settlement of derivatives	6,501	—
Minority interest	376	436

Net cash provided by financing activities	820,822	609,623

Net (decrease) increase in cash and cash equivalents	(31,444)	49,377
Cash and cash equivalents at beginning of period	49,377	—

Cash and cash equivalents at end of period	$17,933	$49,377

Supplemental cash flow disclosures
Interest paid	$41,486	$1,537
Income taxes paid	$—	$—
Interest Capitalized	$494	$—

The accompanying notes are an integral part of these financial statements.

CBRE Realty Finance, Inc.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2006

NOTE 1—ORGANIZATION

CBRE Realty Finance, Inc., (the “Company”), was organized in Maryland on May 10, 2005, as a commercial real estate specialty finance company focused on originating and acquiring whole loans, bridge loans, subordinate interests in whole loans, or B Notes, commercial mortgage-backed securities (“CMBS”), mezzanine loans, and joint venture interests in entities that own commercial real estate, primarily in the United States. The Company commenced operations on June 9, 2005. We are a holding company that conducts our business through wholly-owned or majority-owned subsidiaries.

The Company is externally managed and advised by CBRE Realty Finance Management, LLC (the “Manager”), an indirect subsidiary of CB Richard Ellis Group, Inc. (“CBRE”), and a direct subsidiary of CBRE/Melody & Company (“CBRE/Melody”). As of December 31, 2006, CBRE also owned an approximately 4.6% interest in the outstanding shares of the Company’s common stock. In addition, certain of the Company’s executive officers and directors and certain executive officers and directors of CBRE and CBRE/Melody owned an approximately 4.2% interest in the outstanding shares of the Company’s common stock.

The Company has elected to qualify to be taxed as a real estate investment trust (“REIT”) for U. S. federal income tax purposes commencing with the Company’s taxable year ending December 31, 2005. As a REIT, the Company generally will not be subject to federal income tax on that portion of income that is distributed to stockholders if at least 90% of the Company’s REIT taxable income is distributed to the Company’s stockholders. The Company conducts its operations so as to not be regulated as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”).

As of December 31, 2006, the net carrying value of investments held by the Company was approximately $1,369,609, including origination costs and fees and net of repayments and sales of partial interests in loans and CMBS, with a weighted average spread to 30-day LIBOR of 329 basis points for the Company’s floating rate investments and a weighted average yield of 6.95% for the Company’s fixed rate investments.

NOTE 2—BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements include the Company’s accounts and those of the Company’s subsidiaries, which are wholly-owned or controlled by the Company or entities which are variable interest entities (“VIE”) in which the Company is the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”). All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions. Significant estimates in the consolidated financial statements include the valuation of the Company’s investments, including any related allowance for losses, the valuation of derivatives and the valuation of the Company’s common stock options.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash consists of tax and insurance escrows, margin amounts on derivative positions, cash held by the trustee of the Company’s first collateralized debt obligation (“CDO”) transaction and leasehold improvement reserves held on behalf of certain borrowers.

Loans and Other Lending Investments

Loans held for investment are intended to be held to maturity and, accordingly, are carried at amortized cost, including unamortized loan origination costs and fees, and net of repayments and sales of partial interests in loans, unless such loan or investment is deemed to be impaired. At such time as the Company invests in real estate loans, the Company determines whether such investment should be accounted for as a loan, real estate investment, or equity method joint venture in accordance with AICPA Practice Bulletin No. 1 on acquisition, development, and construction (ADC) arrangements.

The Manager evaluates the Company’s assets on a regular basis to determine if they continue to satisfy the Company’s investment criteria. Subject to certain restrictions applicable to REITs and to maintain the Company’s exclusion from regulation as an investment company, the Company may sell its investments opportunistically and use the proceeds of any such sales for debt reduction, additional acquisitions or working capital purposes.

Variable Interest Entities

In December 2003, FIN 46R was issued as a modification of FIN No. 46 “Consolidation of Variable Interest Entities.” FIN 46R, which became effective in the first quarter of 2004, clarified the methodology for determining whether an entity is a Variable Interest Entity, or VIE and the methodology for assessing who is the primary beneficiary of a VIE. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. If an entity is determined to be a VIE, it must be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. Generally, expected losses and expected residual returns are the expected negative and positive variability, respectively, in the fair value of the variable interest entities’ net assets.

When the Company makes an investment, it assesses whether it has a variable interest in a VIE and, if so, whether it is the primary beneficiary of the VIE. These analyses require considerable judgment in determining the primary beneficiary of a VIE since they involve subjective probability weighting of various cash flow scenarios. Incorrect assumptions or estimates of future cash flows may result in an inaccurate determination of the primary beneficiary. The result could be the consolidation of an entity acquired or formed in the future that would otherwise not have been consolidated or the non-consolidation of such an entity that would otherwise have been consolidated.

The Company has evaluated its investments in CMBS, loans and other lending investments, and joint venture interests to determine whether they are variable interests in VIEs. For each of the investments, the Company has evaluated the sufficiency of the entities’ equity investment at risk to absorb expected losses, and whether as a group, does the equity have the characteristics of a controlling financial interest.

FIN 46R has certain scope exceptions, one of which provides that an enterprise that holds a variable interest in a qualifying special-purpose entity (“QSPE”) does not consolidate that entity unless that enterprise has unilateral ability to cause the entity to liquidate. SFAS No. 140 (“SFAS 140”) “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” provides the requirements for an entity to be considered a QSPE. To maintain the QSPE exception, the entity must continue to meet the QSPE criteria both initially and in subsequent periods. An entity’s QSPE status can be impacted in future periods by activities by its transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent the Company’s CMBS investments were issued by an entity that meets the requirements to be considered a QSPE, the Company records the investments at purchase price paid. To the extent the underlying entities are not QSPEs, the Company follows the guidance set forth in FIN 46R as the entities would be considered VIEs.

The Company has analyzed the governing pooling and servicing agreements for each of its CMBS investments and believes that the terms are industry standard and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as discussed above, as well as varying and evolving interpretations of the QSPE criteria under SFAS 140. Additionally, the standard setters continue to review the FIN 46R provisions related to the computations used to determine the primary beneficiary of a VIE.

The Company’s maximum exposure to loss as a result of its investments in these VIEs was $222,333 and $81,499 as of December 31, 2006 and 2005, respectively.

The financing structures, including loans and other lending investments, that the Company offers to its borrowers on certain of its loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46R. Management has evaluated these entities and has concluded that none of them are VIEs that are subject to consolidation under FIN 46R.

The Company has determined that two of its joint venture investments are VIEs in which it is deemed to be the primary beneficiary and under FIN 46R has consolidated the investments. The primary effect of the consolidation is that the Company reflects the real estate assets, mortgage loan payable, property operating revenue, and property operating expenses related to these entities in its financial statements.

Commercial Mortgage-Backed Securities (“CMBS”)

CMBS are classified as available-for-sale securities and are carried on the Company’s balance sheet at fair value. As a result, changes in fair value are recorded as a balance sheet adjustment to accumulated other comprehensive income, which is a component of stockholders’ equity, rather than through the Company’s income statement. Estimated fair values are based on quoted market prices from third parties that actively participate in the CMBS market. These quotations are subject to significant variability based on market conditions, such as interest rates and credit spreads. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in the recorded amount of the Company’s investment. As fair value estimates may vary to some degree, the Company must make certain judgments and assumptions about the appropriate price used to calculate the fair values for financial reporting purposes. Different judgments and assumptions could result in different valuations. If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense on the income statement.

In accordance with Emerging Issues Task Force, or EITF Issue 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” the Company also assesses whether unrealized losses on securities, if any, reflect a decline in value which is other than temporary and, accordingly, writes the impaired security down to its value through earnings. For example, a decline in value is deemed to be other than temporary if it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a security which was not impaired at acquisition. Temporary declines in value generally result from changes in market factors, such as market interest rates, or from certain macroeconomic events, including market disruptions and supply changes, which do not directly impact the Company’s ability to collect amounts contractually due. Significant judgment is required in this analysis. To date, no such write-downs have been made.

Real Estate, Net

Real estate properties are stated at cost less accumulated depreciation. Costs directly related to the acquisition and building improvements are capitalized. Ordinary repairs and maintenance are expensed as incurred.

Real estate properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Category	Term
Building (fee simple ownership)	40 years
Building improvements	shorter of remaining life of the building or useful life

On a periodic basis, the Company assesses whether there are any indicators that the value of its real estate properties may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Company does not believe that the value of its real estate property was impaired at December 31, 2006.

Revenue Recognition

Interest income on loan investments is recognized over the life of the investment using the effective interest method. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration.

Income recognition is generally suspended for debt investments at the earlier of the date at which payments become 90 days past due or when, in the Company’s opinion, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. While income recognition is suspended, interest income is recognized only upon actual receipt.

Interest income on CMBS is recognized using the effective interest method as required by EITF 99-20. Under EITF 99-20 management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and the Company’s purchase price. On a quarterly basis, these estimated cash flows are updated and a revised yield is calculated based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing of and magnitude of credit losses on the mortgage loans underlying the securities have to be estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and the Company’s interest income.

If the current period cash flow estimates are lower than the previous period, and fair value is less than the carrying value of CMBS, the Company will write down the CMBS to fair market value and record the impairment charge in the current period earnings. After taking into account the effect of the impairment charge, income is recognized using the market yield for the security used in establishing the write-down.

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

The Company periodically evaluates each of its loans and other investments for possible impairment. Loans and other investments are considered to be impaired, for financial reporting purposes, when it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the original agreements, or, for loans purchased at a discount for credit quality, when the Company determines that it is probable that it will be unable to collect as anticipated. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. Changes in market conditions, as well as changes in the assumption or methodology used to determine fair value, could result in a significant change in the recorded amount in our investment.

Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral is determined by an evaluation of operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan or other investment is less than the net carrying value of the loan or other investment, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan or other investment is maintained at a level the Company believes is adequate to absorb probable losses. Actual losses may differ from the Company’s estimates.

At December 31, 2006 and 2005 no impairment has been identified and no valuation allowance has been established.

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements and the amortization is reflected in interest expense. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close, are expensed in the period in which it is determined that the financing will not close. These costs are included in other assets at December 31, 2006 and 2005.

Borrowings

The Company financed the acquisition of its investments, including loans and securities available-for-sale, primarily through the use of secured borrowings in the form of repurchase agreements, warehouse facilities, trust preferred securities and other structured debt. The Company recognizes interest expense on all borrowings on an accrual basis.

Manager Compensation

The management agreement between the Company and the Manager (the “Management Agreement”) provides for the payment of a base management fee to the Manager and an incentive fee if the Company’s financial performance exceeds certain benchmarks. The base management fee and the incentive fee are accrued and expensed during the period for which they are calculated and earned. See Note 8 for further discussion of the specific terms of the computation and payment of the base management fee and the incentive fee.

Derivative Instruments

The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that do not qualify, or are not designated as hedge relationships, must be adjusted to fair value through income. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability. To the extent hedges are effective, a corresponding amount, adjusted for swap payments, is recorded in accumulated other comprehensive income within stockholders’ equity. Amounts are then reclassified from accumulated other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Ineffectiveness, if any, is recorded in the income statement. The Company periodically reviews the effectiveness of each hedging transaction, which involves estimating future cash flows, at least quarterly as required by SFAS Statement No. 133 (“SFAS 133”) “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Statement No. 138 “Accounting for Certain Derivative Instruments and Hedging Activities—an Amendment of SFAS 133” and SFAS Statement No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS 133. The Company currently has no fair value hedges outstanding. Fair values of derivatives are subject to significant variability based on changes in interest rates. The results of such variability could be a significant increase or decrease in our derivative assets, derivative liabilities, book equity, and/or earnings.

Income Taxes

The Company has elected to qualify to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, beginning with its taxable year ended December 31, 2005. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary REIT taxable income to stockholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on its taxable income at regular corporate rates and the Company will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect its net income and net cash available for distributions to stockholders. Management believes that the Company will be organized and will operate in such a manner as to qualify for treatment as a REIT; however, the Company may be subject to certain state and local taxes.

One of the Company’s wholly-owned subsidiaries, CBRE Realty Finance TRS, Inc. (“CBRE TRS”), is intended to be taxed as a corporation. The Company accounts for income taxes related to CBRE TRS in accordance with the provisions of SFAS No. 109 (“SFAS 109”) “Accounting for Income Taxes.” Under SFAS 109, the Company accounts for income taxes using the asset and liability method. For financial reporting purposes current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in CBRE TRS. Deferred income tax assets and liabilities are computed based on temporary differences between the financial statement and income tax bases of assets and liabilities that existed on the balance sheet date. As of December 31, 2006, CBRE TRS has a net operating loss carryforward for U.S. federal income tax purposes of $1,588, ($666 was from tax year 2005 and $922 was from tax year 2006, which is available to offset future taxable income, if any, through 2025 and 2026 respectively).

The characterization of the distributions paid to the Company’s common stockholders in 2006 and 2005 was 100% ordinary income.

Earnings Per Share

The Company presents both basic and diluted earnings per share, (“EPS”). Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. In accordance with SFAS No. 128 “Earnings Per Share,” certain nonvested restricted shares are not included in the calculation of basic EPS (even though nonvested shares are legally outstanding).

Stock-Based Payment

The Company has issued restricted shares of common stock and options to purchase common stock (collectively “equity awards”) to the Company’s directors, the Manager, employees of the Manager and other related persons of the Manager. The Company accounts for stock-based compensation related to these equity awards using the fair value based methodology under SFAS Statement No. 123(R), “Share Based Payment” and EITF 96-18 “Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Compensation cost for restricted stock and stock options issued is initially measured at fair value at the grant date, remeasured at subsequent dates to the extent the awards are unvested, and amortized into expense over the vesting period on a straight-line basis.

New Accounting Pronouncement

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

A company will apply the guidance in FIN 46R-6 prospectively to all entities (including newly created entities) with which that company first becomes involved and to all entities previously required to be analyzed under FIN 46R when a reconsideration event has occurred beginning the first day of the first reporting period after June 15, 2006. Early application is permitted for periods for which financial statements have not yet been issued. Retrospective application to the date of the initial application of FIN 46R-6 is permitted but not required. Retrospective application, if elected, must be completed no later than the end of the first annual reporting period ending after July 15, 2006. The Company adopted the provisions of FIN 46R-6 prospectively and the adoption did not have a material effect on the Company’s financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, (“SFAS No. 157”), “Fair Value Measurements.” This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, that this pronouncement will have on its future financial results.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” Entities are now permitted to measure many financial instruments and certain other assets and liabilities on an instrument-by instrument basis. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157. Calendar year-end entities that wish to elect the Fair Value Option for 2007 will need to do so in the first quarter of 2007. The Company is currently evaluating the effect, if any, that this pronouncement will have on its future financial results.

NOTE 4—LOANS AND OTHER LENDING INVESTMENTS, NET

The aggregate carrying values allocated by product type and weighted average coupons of our loans and other lending investments as of December 31, 2006 and 2005, were as follows:

	Carrying Value (1) ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR (2)
	2006	2005	2006	2005	2006	2005	2006	2005
Whole loans (3), fixed rate	$581,520	$217,484	53%	49%	6.37%	6.68%
Whole loans (3), floating rate	147,846	—	14%	—	—	—	227bps	—
Mezzanine loans, fixed rate	111,402	46,890	10%	10%	8.52%	8.44%	—	—
Mezzanine loans, floating rate	99,452	89,277	9%	20%	—	—	453bps	395bps
Subordinate interests in whole loans, fixed rate	40,869	—	4%	—	9.19%	—	—	—
Subordinate interests in whole loans, floating rate	109,785	94,629	10%	21%	—	—	429bps	323bps

Total / Average	$1,090,874	$448,280	100%	100%	6.85%	6.99%	352bps	358bps

(1)	Loans and other lending investments are presented after scheduled amortization payments and prepayments, and are gross of premiums, discounts and unamortized fees.
(2)	Benchmark rate is 30-dayLIBOR.
(3)	Includes originated whole loans, acquired whole loans and bridge loans.

The carrying value of our loans and other lending investments is gross of premiums, unamortized fees, and discounts of $6,369 and $8,579 at December 31, 2006 and 2005, respectively.

The Company has identified one mezzanine loan as of December 31, 2006, as a variable interest in a VIE and has determined that the Company is not the primary beneficiary of this VIE and as such the VIE should not be consolidated in the Company’s consolidated financial statements. As of December 31, 2006, the Company’s maximum exposure to loss would not exceed the carrying amount of this investment, or $40,344.

As of December 31, 2006, and 2005 the Company had not recorded an allowance for loan losses.

As of December 31, 2006, our loans and other lending investments had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value (In thousands)	% of Total
2007	6	$119,513	11%
2008	8	185,151	17%
2009	5	108,797	10%
2010	6	100,730	9%
2011	14	434,933	40%
Thereafter	9	141,750	13%

Total	48	$1,090,874	100%

Weighted average maturity		3.3 years

For year ended December 31, 2006 and the period from May 10, 2005 (inception) through December 31, 2005 the Company’s investment income from debt investments was generated by the following investment types:

	For the Year Ended December 31, 2006		For the Period May 10, 2005 (inception) through December 31, 2005
Investment Type	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$25,294	39%	$4,175	45%
Mezzanine loans	14,822	23%	2,168	23%
Subordinate interests in whole loans	13,894	22%	1,582	17%
CMBS	10,584	16%	1,334	14%
Miscellaneous	37	—	83	1%

Total	$64,631	100%	$9,342	100%

Non-Performing Loans

Non-performing loans include all loans on non-accrual status and repossessed real estate collateral. The company transfers loans to non-accrual status at such time as: (1) management determines the borrower is incapable of curing, or has ceased efforts towards curing the cause of a default; (2) the loan becomes 90 days delinquent; (3) the loan has a maturity default; or (4) the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value of such loan. Interest income is recognized only upon actual cash receipt for loans on non-accrual status. As of December 31, 2006, the Company’s non-performing loans include one mezzanine loan with an aggregate carrying value of $31,757, or 2.09% of total assets, compared to none at December 31, 2005, and no repossessed real estate collateral. Management believes there is adequate collateral to support the book value of the asset.

Watch List Assets

The Company conducts a quarterly comprehensive credit review, resulting in an individual risk classification being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an “early warning system.” As of December 31, 2006, the Company had one asset on its credit watch list, excluding the one asset included in non-performing loans above, with an aggregate carrying value of $19,535, or 1.28% of total assets, compared to none at December 31, 2005, and no repossessed real estate collateral. Management believes there is adequate collateral to support the book value of the asset.

Geographic Concentration Risk

At December 31, 2006 and 2005, our loan and other lending investments had the following geographic diversification, as defined by NCREIF:

	2006		2005
Region	Carrying Value	% of Total	Carrying Value	% of Total
West…………………………….	$418,284	38%	$104,702	23%
East…………………………….	302,313	28%	129,818	29%
South…………………………….	234,012	21%	110,710	25%
Midwest…………………………	86,563	8%	53,050	12%
Nationwide………………………	49,702	5%	50,000	11%

Total…………………………	$1,090,874	100%	$448,280	100%

NOTE 5—CMBS

The following table summarizes the Company’s CMBS investments, aggregated by investment category, as of December 31, 2006, which are carried at estimated fair value:

Security Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
CMBS Class BBB	$135,693	$2,617	$(1)	$138,309
CMBS Class BB	54,039	865	(275)	54,629
CMBS Class B	26,350	440	(83)	26,707
CMBS Class NR	2,708	—	(20)	2,688

Total securities available-for-sale	$218,790	$3,922	$(379)	$222,333

The following table summarizes the Company’s CMBS investments, aggregated by investment category, as of December 31, 2005, which are carried at estimated fair value:

Security Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
CMBS Class BBB	$46,990	$—	$(355)	$46,635
CMBS Class BB	25,226	—	(872)	24,354
CMBS Class B	11,698	—	(1,188)	10,510

Total securities available-for-sale	$83,914	$—	$(2,415)	$81,499

The Company has nine cusips that are in an unrealized loss position at December 31, 2006, four of which have been in a continuous unrealized loss position for greater than twelve months. The unrealized loss of the four cusips in a continuous unrealized loss position for greater than twelve months is $313 and the unrealized loss of the five cusips that have been in a continuous loss position for less than twelve months is $66, as of December 31, 2006. The company had no cusips in a continuous unrealized loss position for greater than twelve months as of December 31, 2005. The Company’s review of such securities indicates that the decrease in fair value was not due to permanent changes in the underlying credit fundamentals or in the amount of interest expected to received. The unrealized losses are primarily the results of changes in market interest rates subsequently to the purchase of the CMBS investments. Therefore, management does not believe any of the securities held are other-than-temporarily impaired at December 31, 2006. The company expects to hold all the investments until their expected maturity.

During the year ended December 31, 2006, the Company sold one CMBS investment, compared to none the period from May 10, 2005 (inception) through December 31, 2005. The Company received net proceeds of $4,807 that generated a realized gain of $410.

During the year ended December 31, 2006, and the period from May 10, 2005 (inception) through December 31, 2005, respectively, the Company accreted $1,084 and $167 of the net discount for these securities in interest income.

The actual maturities of CMBS are generally shorter than stated contractual maturities. Actual maturities of these securities are affected by the contractual lives of the underlying assets, periodic payments of principal, and prepayments of principal.

The following table summarizes the estimated maturities of the Company’s CMBS investments, as of December 31, 2006, according to their estimated weighted average life classifications:

Weighted Average Life	Estimated Fair Value	Amortized Cost	Weighted Average Coupon
Greater than one year and less than five years	$81,950	$81,426	7.28%
Greater than five years and less than ten years	117,505	114,904	5.70%
Greater than ten years	22,878	22,460	5.57%

The following table summarizes the estimated maturities of the Company’s CMBS investments, as of December 31, 2005, according to their estimated weighted average life classifications:

Weighted Average Life	Estimated Fair Value	Amortized Cost	Weighted Average Coupon
Greater than one year and less than five years	$44,444	$45,212	6.71%
Greater than five years and less than ten years	29,796	31,069	5.53%
Greater than ten years	7,259	7,633	6.61%

The weighted average lives of the Company’s CMBS investments at December 31, 2006 and 2005, respectively, in the tables above are based upon calculations assuming constant principal prepayment rates to the balloon or reset date for each security.

NOTE 6—REAL ESTATE, NET

Springhouse Apartments LLC (“Springhouse”)

On December 15, 2005, the Company invested $8,289 for a 95% interest in Springhouse, a joint venture between the Company and The Bozzuto Group (“Bozzuto”). Springhouse acquired an existing garden-style apartment community consisting of 220 units located in Laurel, Maryland for $31,923. In connection with the acquisition, Springhouse obtained a $26,175 loan from Wells Fargo Bank, NA. As of December 31, 2006, $25,610 was outstanding on the interest-only loan. The Company determined that Springhouse is a VIE and that the Company is the primary beneficiary and has consolidated the entity from the date of investment. The Company allocated the purchase price of the community to the fair value of the assets received and the fair value of the liabilities assumed. At December 31, 2006, Springhouse’s balance sheet was comprised of land of $8,243, buildings, net of depreciation, of $23,961, other assets of $1,188, mortgage note payable of $25,610 and other liabilities of $358.

Loch Raven Village Apartments-II, LLC (“Loch Raven”)

On March 28, 2006, the Company invested $8,980 for a 95% interest in Loch Raven, a joint venture between the Company and Bozzuto. Loch Raven acquired an existing garden-style apartment community consisting of 495 units located in Baltimore, Maryland for $32,733. In connection with the acquisition, Loch Raven obtained a $29,170 loan from Principal Life Insurance Company, of which $24,196 was drawn upon acquisition. As of December 31, 2006, $26,584 was outstanding on the interest-only loan. The Company determined that Loch Raven is a VIE and that the Company is the primary beneficiary and has consolidated the entity from the date of investment. The Company preliminarily allocated the purchase price of the community to the fair value of the assets received and the fair value of the liabilities assumed. The allocation is subject to change as additional information is obtained. At December 31, 2006, Loch Raven’s balance sheet was comprised of land of $7,506, buildings, net of depreciation, of $25,993, other assets of $2,540, mortgage note payable of $26,584 and other liabilities of $710.

Minority interest on the Company’s consolidated balance sheet of $813 represents Bozzuto’s 5% interest in Springhouse and Loch Raven.

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

KS-CBRE Shiraz LLC (“Shiraz Portfolio”)

On March 17, 2006, the Company invested $16,840 for a 90% non-managing member interest in the Shiraz Portfolio, a joint venture between the Company and Everest Partners LLC (“Everest”). The Shiraz Portfolio is a portfolio of eight office and industrial properties comprising approximately 680,300 square feet located in Route 128, Route 3 and Interstate 495 submarkets in Boston, Massachusetts. The Company determined that the Shiraz Portfolio was not a VIE and that as a result of the Company’s non-managing member interest is not consolidated into the Company’s balance sheet. At December 31, 2006, the Shiraz Portfolio’s balance sheet was comprised of land of $15,790, buildings, net of depreciation, of $62,234, other assets of $3,489 and a mortgage note payable of $61,729.

KS-CBRE GS LLC (“GS Portfolio”)

On March 17, 2006, the Company invested $9,268 for a 90% non-managing member interest in the GS Portfolio, a joint venture between the Company and Everest. The GS Portfolio is a portfolio of nine office and industrial properties comprising approximately 526,355 square feet located in Route 128 and Route 3 submarkets in Boston, Massachusetts. The Company determined that the GS Portfolio was not a VIE and that as a result of the Company’s non-managing member interest is not consolidated into the Company’s balance sheet. At December 31, 2006, the GS Portfolio’s balance sheet was comprised of land of $8,484, buildings, net of depreciation, of $33,503, other assets of $2,840, and a mortgage note payable of $33,502.

Prince George’s Station Retail LLC (the “Retail Property”)

On January 12, 2006, the Company converted its $5,728 bridge loan into a 90% non-managing member interest in the Retail Property, a joint venture between the Company and Taylor Development and Land Company (“TDL”). The Company contributed an additional $3,760 during the period. The Retail Property is a 166 square feet retail property located in Hyattsville, Maryland. The Company determined that the Retail Property was not a VIE and that as a result of the Company’s non-managing member interest does not consolidate. At December 31, 2006, the Retail Property’s balance sheet was comprised of construction in process costs of $22,468, other assets of $1,544 and a mortgage not payable of $10,452.

32 Leone Partners, LLC (“32 Leone Lane”)

On May 24, 2006, the Company invested $2,294 for an 80% non-managing member interest in 32 Leone Lane, a joint venture between the Company and The Heritage Management Company (“Heritage”). 32 Leone Lane is a 287,000 square foot industrial warehouse located in the Chester Industrial Park, a 300-acre business park, and lies in Southern Orange County, New York. The Company determined that 320 Leone Lane was not a VIE and that as a result of the Company’s non-managing member interest is not consolidated into the Company’s balance sheet. At December 31, 2006, 32 Leone Lane’s balance sheet was comprised of land of $1,722, buildings, net of depreciation, of $9,599, other assets of $1,044, and a mortgage note payable of $10,125.

Nordhoff Industrial Park LLC (“Nordhoff”)

On August 17, 2006, the Company invested $3,800 for a 95% non-managing member interest in Nordhoff, a joint venture between the Company and SEV Chatsworth LLC. Nordhoff consists of a five-building industrial park comprising approximately 97,265 square feet located in the San Fernando Valley. The Company determined that Nordhoff was not a VIE and that as a result of the Company’s non-managing member interest is not consolidated into the Company’s balance sheet. At December 31, 2006, Nordhoff’s balance sheet was comprised of land of $5,294, buildings, net of depreciation, of $12,475, other assets of $608, and a mortgage note payable of $14,417.

NOTE 8—BORROWINGS AND REPURCHASE AGREEMENTS

The following is a table of the Company’s outstanding borrowings as of December 31, 2006:

	Stated Maturity	Interest Rate	Balance 12/31/06
Mortgage note payable (Springhouse)(1)	12/14/2008	7.10%	$25,610
Mortgage note payable (Loch Raven)(1)	4/1/2009	5.96%	26,584
DB Warehouse Facility	12/31/2007	5.85%	14,336
Bank of America Warehouse Facilities	4/15/2007	6.16%	57,304
Wachovia Warehouse Facility	8/24/2009	6.03%	361,798
CDO I bonds payable	3/25/2046	5.86%	508,500

Total			$994,132

(1)	Non-recourse to the Company

The following is a table of the Company’s outstanding borrowings as of December 31, 2005:

	Stated Maturity	Interest Rate	Balance 12/31/05
Mortgage note payable (Springhouse) (non-recourse)	12/14/2008	6.39%	$25,001
DB Warehouse Facilities	5/30/2006	5.32%	304,825

Total			$329,826

(1)	Non-recourse to the Company

Mortgage Notes Payable

On December 14, 2005, Springhouse obtained a $26,175 mortgage loan in conjunction with the acquisition of real estate located in Prince George’s County, Maryland. The loan is guaranteed by Bozzuto, the Company’s joint venture partner, matures on December 14, 2008, and bears interest at 30-day LIBOR plus 1.75%. As of December 31, 2006 and 2005, respectively the outstanding balance was $25,610 and $25,001.

On March 28, 2006, Loch Raven obtained a $29,170 mortgage loan in conjunction with the acquisition of real estate located in Baltimore, Maryland. The loan is guaranteed by Bozzuto, the Company’s joint venture partner, matures on April 1, 2009, and bears interest at a fixed rate of 5.96%. As of December 31, 2006 the outstanding balance was $26,584.

Warehouse Facilities

The Company finances its portfolio of securities and loans through the use of repurchase agreements.

DB Warehouse Facility

On August 30, 2005, the Company entered into two facilities with Deutsche Bank AG, Cayman Islands Branch, that provided $650,000 of aggregate borrowing capacity.

The Company has a $400,000 master repurchase agreement ( the “DB Warehouse Facility”), which had an initial repurchase date of August 29, 2006. Our TRS is also a party to this agreement and we and our TRS are jointly and severally liable thereunder. The repurchase date shall automatically be extended for an additional day on a daily basis, without any action required to be taken by the lender or us, unless the lender delivers to us in writing a termination notice of such daily automatic extension feature. In such event, the repurchase date shall be the day 364 days after the date of the written termination notice. Advances under this facility bear interest only, which is reset monthly, with a pricing spread of 50 basis points over 30-day LIBOR. Based on the Company’s investment activities, this facility provides for an advance rate of up to 90% based upon the collateral provided under a borrowing based calculation. This facility finances our whole loan originations and acquisitions. As of December

31, 2006, the outstanding balance under this facility was approximately $14,336 with a current weighted average interest rate of 5.85%. As of December 31, 2006, the Company had approximately $385,664 of additional capacity under this facility to fund future investments. The borrowings under this facility are collateralized by the following investments (dollars in thousands):

Investment Type	Number of Loans	Carrying Value
Whole Loans	1	$16,000

As of December 31, 2005, approximately $138,069 was outstanding under this facility, with a weighted average interest rate of 4.96%. As of December 31, 2005, the Company had $261,931 of capacity under this facility to fund future investments. The borrowings under this facility are collateralized by the following investments (dollars in thousands):

Investment Type	Number of Loans	Carrying Value
Whole Loans	9	$170,920

The Company also had a $250,000 repurchase agreement which expired on November 29, 2006.

As of December 31, 2005, approximately $166,756 was outstanding under this facility, with a weighted average interest rate of 5.62%. As of December 31, 2005, the Company had $83,244 of additional capacity under this facility to fund future investments. The borrowings under this facility are collateralized by the following investments as of December 31, 2005:

Investment Type	Number of Loans	Carrying Value
Whole loans	1	$24,881
Mezzanine Loans	4	81,628
B Notes	5	77,648
CMBS	19	81,499

Total	29	265,656

The DB Warehouse Facility contains certain covenants, the most restrictive of which are requirements that the Company maintains a minimum tangible net worth of no less than $125,000, a minimum debt service coverage of not less than 1.5 to 1 in the aggregate, a ratio of indebtedness-to-tangible net worth not to exceed 3.5 to 1, and minimum cash or marketable securities of not less than (i) $10,000 for a debt-to-book ratio above 2 to 1; (ii) $5.0 million for a debt-to-book equity ratio between 1 to 1 and 2 to 1; and (iii) $3,000 for a debt-to-book equity ratio of below 1 to 1. The Company was in compliance with all covenants and restrictions as of December 31, 2006.

Bank of America Warehouse Facilities

In January and February, 2006, the Company entered into two facilities with Banc of America Securities, LLC and Bank of America, N.A. (the “Bank of America Warehouse Facilities”) that provided $450,000 of aggregate borrowing capacity. The Company has a $200,000 master repurchase agreement, which has an initial repurchase date of (1) January 26, 2007 or (2) the date on which a second CDO transaction sponsored by the Company closes. The repurchase date shall be extended for up to two additional 364-day periods following the initial repurchase date at the buyer’s sole discretion, provided that, if the Company intends to extend the repurchase date, (i) the buyer agrees to such extension within 30 days of receipt of our written notice to extend the repurchase date, which shall have been delivered to the lender at least 90 days but no more than 120 days prior to the initial repurchase date and (ii) with respect to the second extension, no default or an event of default (as defined in the repurchase agreement) has occurred or be continuing. In such event, the maturity date shall be the day 364 days after the date of the written termination notice. On January 25, 2007 the repurchase date was extended until the earliest of (a) April 15, 2007 or (b) the date on which a second CDO transaction sponsored by us closes. Advances under this facility bear interest only, which is reset monthly, with a range of pricing spreads of 50 to 170 basis points over 30-day LIBOR. Based on the Company’s investment activities, this facility provides for an advance rate of between 55% and 95% based upon the collateral provided under a borrowing based calculation. This facility finances the Company’s origination or acquisition of whole loans, subordinate mortgage interests and CMBS. As of December 31, 2006, the outstanding balance under this facility was approximately $57,304 with a current weighted average interest rate of 6.16%. As of December 31, 2006, the Company had approximately $142,696 of additional capacity under this facility to fund future investments. The borrowings under this facility are collateralized by the following investments (dollars in thousands):

Investment Type	Number of Investments	Carrying Value
Subordinated Debt	1	$20,000
CMBS	11	$48,438

In addition, the Company has a $250,000 master repurchase agreement, which has a repurchase date of February 12, 2007. This repurchase date shall be extended for up to two additional 364-day periods following the initial repurchase date at the buyer’s sole discretion, provided that, if the Company intends to extend the repurchase date, (i) the buyer agrees to such extension within 30 days of receipt of the Company’s written notice to extend the repurchase date, which shall have been delivered to the lender at least 90 days but no more than 120 days prior to the initial repurchase date and (ii) with respect to the second extension, no default or an event of default (as defined in the repurchase agreement) has occurred or be continuing. The Company’s TRS is also a party to this agreement and the Company and the Company’s TRS are jointly and severally liable thereunder. Advances under this facility bear interest only, which is reset monthly, with a range of pricing spreads of 50 to 120 basis points over 30-day LIBOR. Based on the Company’s investment activities, this facility provides for an advance rate of between 55% and 92.5% based upon the collateral provided under a borrowing base calculation. This facility finances whole loan originations and acquisitions. As of December 31, 2006, nothing was outstanding under this facility.

The Bank of America Warehouse Facilities contain certain covenants, the most restrictive of which are requirements that we maintain a minimum tangible net worth of no less than $250,000, a minimum debt service coverage of not less than 1.5 to 1 in the aggregate, a ratio of total liability to total assets greater than 0.80 to 1.0, and minimum cash and marketable securities of not less than $10,000. The Company was in compliance with all covenants and restrictions as of December 31, 2006.

Wachovia Warehouse Facility

In July 2006, the Company entered into a mortgage loan purchase agreement with Wachovia Bank, N.A. that provided $175,000 of aggregate borrowing capacity, or the Wachovia Warehouse Interim Facility. The borrowings under this facility were paid off on October 4, 2006 and the facility was terminated.

In August 2006, the Company entered into a master repurchase agreement with Wachovia Bank, N.A. (the “Wachovia Warehouse Facility”) that provided $300,000 of aggregate borrowing capacity. On December 15, 2006 and February 8, 2007, the aggregate borrowing capacity was increased to $500,000 and $700,000, respectively, and the increase period expires on May 1, 2007. After the expiration of the increase period the maximum borrowing capacity will be $300,000. The Wachovia Warehouse Facility has an initial fixed repurchase date of August 24, 2009, which may be extended for a period not to exceed 364 days upon our written request to the buyer at least 30 days, but no more than 60 days, prior to the initial repurchase date, if (i) no default or event of default (as defined in the repurchase agreement) has occurred or continuing and (ii) upon our payment to the buyer of a certain extension fee. Based on the Company’s investment activities, this facility provides for an advance between 50% and 95% based upon the collateral provided under a borrowing based calculation. Advances under this facility bear interest only, which is reset monthly, with a range of pricing spreads from 20 to 200 basis points over 30-day LIBOR. As of December 31, 2006, the outstanding balance under this facility was approximately $361,798 with a weighted average borrowing rate of 6.03%. As of December 31, 2006, the Company had $138,202 of capacity under this facility to fund future investments. The borrowings under this facility were collateralized by the following investments (dollars in thousands):

Investment Type	Number of Investments	Carrying Value
Whole Loans	9	$290,898
Subordinated Debt	2	$65,344
CMBS	12	$56,591

The Wachovia Warehouse Facility contains certain covenants, the most material of which are requirements that we maintain a minimum tangible net worth of no less than the sum of $250,000, a ratio of total liability to total assets greater than 0.80 to 1.0 (for the $300,000 Wachovia Warehouse Facility) and 75% of the net proceeds of the issuance by us of any capital stock of any class and minimum cash and marketable securities of not less than $10,000. Additionally, at no time shall the consolidated interest coverage ratio of the Company for the immediately preceding fiscal quarter be less than 1.3 to 1.0 during the fiscal quarters ending on December 31, 2006 and March 31, 2007. The Company is in compliance with all covenants and restrictions as of December 31, 2006.

CDO Bonds Payable

On March 28, 2006, the Company closed its first CDO issuance (“CDO I”) and retained the entire BB rated J Class with a face amount of $24,000 for $19,200, retained the entire B-rated K Class with a face amount of $20,250 for $14,150 and also retained the non-rated common and preferred shares of CDO I, which issued the CDO bonds with a face amount of $47,250 for $51,740. The Company issued and sold CDO bonds with a face amount of $508,500 in a private placement to third parties. The proceeds of the CDO issuance were used to repay substantially all of the outstanding principal balance of the Company’s two warehouse facilities with an affiliate of Deutsche Bank Securities Inc. of $343,556 and all of the outstanding principal balance of the Bank of America Warehouse Facilities of $16,250 at closing. The CDO bonds are collateralized by real estate debt investments, consisting of B Notes, mezzanine loans, whole loans and CMBS investments, which is recorded in the Company’s unaudited consolidated balance sheet in restricted cash at December 31, 2006. CDO I is not a qualified special purpose entity (“QSPE”) as defined under FASB Statement No. 140, (“SFAS 140”) “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” due to certain permitted activities of CDO I that are not consistent with activities of a QSPE permitted under SFAS 140, such as having the ability to sell impaired securities and acquire replacement securities with the proceeds at the discretion of the collateral administrator. CDO I is consolidated in the financial statements of the Company and the Company has accounted for the CDO I transaction as a financing. The collateral assets that the Company transferred to CDO I are reflected in the Company’s balance sheet. The bonds issued to third parties are reflected as debt on the Company’s balance sheet at December 31, 2006. As of December 31, 2006, CDO bonds of $508,500 were outstanding, with a weighted average interest rate of 5.86%.

Accounting Treatment for Certain Investments Financed with Repurchase Agreements

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

This potential change would not affect the economics of the transactions but would affect how the transactions are reported in our financial statements. If we were to apply this view to our transactions, for the year ended December 31, 2006 and for the period May 10, 2005 (inception) through December 31, 2005, the change in net income per common diluted share would be immaterial and our total assets and total liabilities would each be reduced by $14,854 and $51,363, respectively.

NOTE 9—JUNIOR SUBORDINATED DEBENTURES

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

NOTE 10—COMMITMENTS AND CONTINGENCIES

Litigation

The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company.

Unfunded Commitments

The Company currently has unfunded commitments to fund loan advances and joint venture equity contributions. The table below summarizes our unfunded commitments as of December 31, 2006.

	Total Commitment Amount	Current Funded Amount	Total Unfunded Commitment
Loans	$212,259	$170,146	$42,113
Joint Venture Equity	78,116	60,629	17,487

Total	$290,375	$230,775	$59,600

NOTE 11—RELATED PARTY TRANSACTIONS

Management Agreement

The Company’s Management Agreement provides for an initial term through December 2008 and will automatically renew for a one-year term each anniversary date thereafter, subject to certain termination rights. After the initial term, the Company’s independent directors will review the Manager’s performance annually and the Management Agreement may be terminated subject to certain termination rights. The Company’s executive officers and directors own approximately 26.1% of the Manager.

The Company pays the Manager a base management fee monthly in arrears in an amount equal to 1/12 of the sum of (i) 2.0% of the Company’s gross stockholders’ equity (as defined in the Management Agreement) of the first $400,000 of the Company’s equity; and (ii) 1.75% of the Company’s equity in an amount in excess of $400,000 and up to $800,000; and (iii) 1.5% of the Company’s equity in excess of $800,000. The Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are the Company’s officers, receive no cash compensation directly from the Company. For the year ended December 31, 2006, and the period from May 10, 2005 through December 31, 2005, respectively, the Company paid $6,298 and $3,158 to the Manager for the base management fee under this agreement. As of December 31, 2006, and 2005, respectively, $686 and $469 of management fees were accrued.

In addition to the base management fee, the Manager may receive quarterly incentive compensation. The purpose of the incentive compensation is to provide an additional incentive for the Manager to achieve targeted levels of Funds From Operations (as defined in the Management Agreement) and to increase the Company’s stockholder value. The Manager may receive quarterly incentive compensation in an amount equal to the product of: (i) twenty-five percent (25%) of the dollar amount by which (A) the Company’s Funds From Operations (after the base management fee and before incentive compensation) per share of common stock for such quarter (based on the weighted average of shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of the Company’s common stock in the Company’s June 2005 private offering and the prices per share of the Company’s common stock in any subsequent offerings (including the Company’s initial public offering), multiplied by (2) the greater of (a) 2.25% or (b) 0.75% plus one-fourth of the Ten Year Treasury Rate (as defined in the Management Agreement) for such quarter, multiplied by (ii) the weighted average number of shares of the Company’s common stock outstanding during such quarter. The Company will record any incentive fees as a management fee expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the Management Agreement. For the year ended December 31, 2006, and the period from May 10, 2005 through December 31, 2005, respectively, no amounts were paid or were payable to the Manager for the incentive management fee under this agreement.

The Management Agreement also provides that the Company will reimburse the Manager for various expenses incurred by the Manager or its affiliates on the Company’s behalf, including but not limited to costs associated with formation and capital raising activities and general and administrative expenses. Without regard to the amount of compensation received under the Management Agreement, the Manager is responsible for the wages and salaries of the Manager’s officers and employees. For the year ended December 31, 2006, and the period from May 10, 2005 through December 31, 2005, respectively, the Company paid approximately $773 and $470 to the Manager for expense reimbursements. As of December 31, 2006, and 2005, respectively, $27 and $91 of expense reimbursements were accrued and are included in other liabilities.

Affiliates

As of December 31, 2006, an affiliate of the Manager, CBRE Melody of Texas, LP and its principals, owned 1.1 million shares (which were purchased in the Company’s June 2005 private offering) of the Company’s common stock, 300,000 shares of restricted common stock, and had options to purchase an additional 500,000 shares of common stock.

GEMSA Servicing

GEMSA Loan Services (“GEMSA”) is utilized by the Company as a loan servicer. GEMSA is a joint venture between CBRE/Melody & Company and GE Capital Real Estate. The Company’s fees for GEMSA’s services for the year ended December 31, 2006, and the period from May 10, 2005 (inception) through December 31, 2005, respectively, amounted to $82 and $2.

NOTE 12—STOCKHOLDERS’ EQUITY

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

On September 27, 2006, the Company priced its initial public offering (“the Offering”) of common stock, with public trading of the Company’s common stock commencing on September 28, 2006. The Offering was for 11,012,624 shares of its common stock at a price of $14.50 per share, which includes the exercise in full of the underwriters’ option to purchase an additional 1,436,429 shares of common stock. Of these shares, 9,945,020 were sold by the Company and 1,067,604 were sold by selling stockholders. Net proceeds from both the Offering and the over-allotment option, after underwriting discounts and commissions of $8,652 and other offering expenses of $2,361, were $133,190, which the Company received on October 3, 2006. The net proceeds were used to repay outstanding indebtedness under the Wachovia Warehouse Interim Facility. As of December 31, 2006 and 2005, respectively, 30,601,142 and 20,567,755 shares of our common stock were issued and outstanding.

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

In June 2005, upon completion of the private offering, the Company granted 567,755 shares of restricted stock and options to purchase 813,600 shares of common stock having an exercise price of $15.00 per share under the 2005 equity incentive plan to the Manager, its employees and related persons. These awards have a vesting period of three years and accrue dividends at the same rate and on the same date as the Company’s common stock. The Company also issued restricted stock awards aggregating 2,668 shares of the Company’s common stock to its directors, which vest over one year. The holders of restricted stock awards are prohibited from selling these shares until they vest. As of December 31, 2006, 191,030 shares of restricted stock vested and 271,200 options to purchase shares of common stock were exercisable. As of December 31, 2006, 796,000 options to purchase shares of common stock were outstanding and will expire in June 2010.

In January 2006, 119,500 shares of restricted stock, net of forfeitures, and options to purchase 66,550 shares of the Company’s common stock, net of forfeitures, with an exercise price of $15.00 per share were issued to certain employees of the Company’s Manager under the 2005 Equity Incentive Plan. Options granted under the 2005 Equity Incentive Plan are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire five years from the date of the grant, are not transferable other than at death, and are exercisable ratably over a three year period commencing one year from the date of grant. As of December 31, 2006, 2,167 shares of restricted stock vested and 1,333 options to purchase shares of common stock were exercisable in connection with the September 2006 event described below. As of December 31, 2006, after additional forfeitures in August and September 2006, 59,383 options to purchase shares of common stock were outstanding and will expire in January 2011.

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

The fair value of the options was estimated by reference to the Black-Scholes-Merton formula, a closed-form option pricing model. Given the short history of the Company as a publicly traded company, the Company estimated the volatility of its stock based on available information on volatility of stocks of other publicly held companies in the industry. Since the 2005 Equity Incentive Plan has characteristics significantly different from those of traded options, and since the assumptions used in such model, particularly the volatility assumption, are subject to significant judgment and variability, the actual value of the options could vary materially from management’s estimate. The assumptions used in such model as of December 31, 2006 and 2005 are provided in the tables below:

Input Variables	June 2005 Grant	January 2006 Grant	August 2006 Grant	September 2006 Grant
Remaining term (in years)	3.4	4.1	4.7	4.7
Risk-free interest rate	4.72%	4.71%	4.70%	4.70%
Volatility	20.5%	21.3%	21.7%	21.7%
Dividend yield	8.1%	8.1%	8.1%	8.1%
Estimated Fair Value	$1.46	$1.51	$1.54	$1.53

Input Variables	As of December 31, 2005
Remaining term (in years)	4.4
Risk-free interest rate	4.36%
Volatility	21%
Dividend yield	9.5%

Non-cash compensation expense related to shares subject to awards is recorded ratably over their vesting period. The components of non-cash stock-based compensation expense presented on the consolidated statement of income, for the year ended December 31, 2006 are as follows:

	Year Ended December 31, 2006	For the Period May 10, 2005 (inception) through December 31, 2005
Options granted to Manager, its employees and other related parties	$445	$145
Restricted shares granted to Manager, its employees and other related parties	3,405	1,602
Restricted shares granted to certain directors	17	23

Total shared based compensation expense	$3,867	$1,770

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

As of December 31, 2006 and 2005, cash equivalents, accrued interests, accounts payable and accrued expenses, repurchase agreements with major banks balances reasonably approximate their fair values due to the short-term maturities of these items. Due to the floating rate, the collateralized debt obligation is carried at amounts that reasonably approximate their fair value. Commercial mortgage-backed securities available for sale are carried on the balance sheet at their estimated fair value. The loans and other lending investments, mortgage payable and junior subordinated deferrable interest debentures held by trust that issued trust preferred securities are carried at amounts that reasonably approximate their fair value.

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

The Company uses interest rate swaps to hedge all or a portion of the interest rate risk associated with its borrowings. The counterparties to these contractual arrangements are Credit Suisse International, Deutsche Bank AG, New York, Bank of America, N.A. and Wachovia Bank N.A., with which the Company and its affiliates may also have other financial relationships. In the event of nonperformance by counterparty, the Company is potentially exposed to credit loss. However, the Company anticipates that the counterparties will not fail to meet their obligations under the interest rate swap agreements. On the date the Company enters into a derivative contract, the derivative is designated as: (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized liability (“cash flow” hedge); (2) a hedge of exposure to fair value of a recognized fixed-rate asset; or (3) a contract not qualifying for hedge accounting (“free standing” derivative).

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

The following table summarizes the fair value of the derivative instruments held as of December 31, 2006:

Contract	Estimated Fair Value at December 31, 2006
Derivatives designated as cash flow hedges	$(7,739)
Free-standing hedges	255

The following table summarizes the fair value of the derivative instruments held as of December 31, 2005:

Contract	Estimated Fair Value at December 31, 2005
Derivatives designated as cash flow hedges	$892
Free-standing hedges	119

For the year ended December 31, 2006, the Company recognized gains on derivatives of $3,552. In March 2006, 14 interest rate swap agreements were terminated in conjunction with the CDO transaction. The termination resulted in a realized gain of $1,909 on the free-standing hedges and a deferred gain of $2,688 on the effective cash flow hedges. For the year ended December 31, 2006, the Company reclassified through earnings $441 representing the gains and losses previously reported in Accumulated Other Comprehensive Income. The Company estimates that approximately $562 of the current balance held in Accumulated Other Comprehensive Income will be reclassified into earnings primarily derived from deferred gains on terminated swaps in the next 12 months. In all of the current interest rate swap agreements the Company pays a fixed interest rate (semi-annually or monthly) and receives a floating interest rate (monthly based on 30-day LIBOR) from the counterparty. The Company, through one of its consolidated joint ventures, entered into an interest cap with a notional amount of $25,000 with a strike price of 4.16% and a maturity date of December 15, 2007. As of December 31, 2006, the estimated value of the 32 interest rate swaps with a notional amount of $696,348 and one interest rate cap with a notional amount of $25,000, included in derivative assets and liabilities on the balance sheet, was approximately $7,484 and represents the amount that would be paid by the Company if the agreements were terminated, based on current market rates on that date.

NOTE 15—EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. In accordance with SFAS No. 128 “Earnings Per Share,” certain shares of nonvested restricted stock are not included in the calculation of basic EPS (even though shares of nonvested restricted stock are legally outstanding). Diluted earnings per share takes into account the effect of dilutive instruments, such as common stock options and shares of unvested restricted common stock, but use the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding (treasury stock method). The following table presents a reconciliation of basic and diluted earnings per share for the year ended December 31, 2006:

Year Ended December 31, 2006
Basic:
Net income	$13,743
Weighted-average number of shares outstanding	22,688
Basic earnings per share	$0.61

Diluted:
Net income	$13,743
Weighted-average number of shares outstanding	22,688
Plus: Incremental shares from assumed conversion of dilutive instruments	149
Adjusted weighted-average number of shares outstanding	22,837
Diluted earnings per share	$0.60

The following table presents a reconciliation of basic and diluted earnings per share for the period May 10, 2005 (inception) through December 31, 2005:

Period May 10, 2005 (inception) through December 31, 2005
Basic:
Net income	$1,052
Weighted-average number of shares outstanding	20,000
Basic earnings per share	$0.05

Diluted:
Net income	$1,052
Weighted-average number of shares outstanding	20,000
Plus: Incremental shares from assumed conversion of dilutive instruments	108
Adjusted weighted-average number of shares outstanding	20,108
Diluted earnings per share	$0.05

NOTE 16—DIVIDENDS

On December 18, 2006, the Company declared dividends of $0.19 per share of common stock, payable with respect to the three month period ended December 31, 2006, to stockholders of record at the close of business on December 29, 2006. The Company paid these dividends on January 29, 2007.

NOTE 17—QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly data for the last two years is presented below (in thousands).

2006 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$25,632	$20,692	$15,369	$12,360

Income from continuing operations before equity in net income (loss) of unconsolidated joint ventures and provision for taxes	4,015	2,446	2,003	5,656
Equity in net income (loss) of unconsolidated joint ventures	(502)	(186)	236	—

Net income before minority interest	3,513	2,260	2,239	5,656
Minority interest	(34)	(20)	(12)	(9)

Net income	$3,547	$2,280	$2,251	$5,665

Net income per common share—Basic	$0.12	$0.11	$0.11	$0.28

Net income per common share—Diluted	$0.12	$0.11	$0.11	$0.28

2005 Quarter Ended	December 31	September 30	June 30(1)
Total revenues	$8,780	$3,095	$524

Income (loss) from continuing operations before equity in net loss of unconsolidated joint ventures and provision for taxes	1,726	390	(1,064)
Equity in net loss of unconsolidated joint ventures	—	—	—

Net income (loss) before minority interest	1,726	390	(1,064)
Minority interest	—	—	—

Net income (loss)	$1,726	$390	$(1,064)

Net income (loss) per common share—Basic	$0.09	$0.02	$(0.05)

Net income (loss) per common share—Diluted	$0.09	$0.02	$(0.05)

(1)	Represents the period May 10, 2005 (inception) through June 30, 2005 and includes one-time inception costs of $931.

NOTE 18—SUBSEQUENT EVENTS

On February 8, 2007, the Company entered into Amendment No. 3 to the Master Repurchase Agreement (“Amendment No. 3”) with Wachovia Bank, N.A., to amend the Master Repurchase Agreement, dated August 24, 2006 and as amended by Amendment No. 1 to the Master Repurchase Agreement, dated August 24, 2006 and by Amendment No. 2 to the Master Repurchase Agreement, dated December 15, 2006 (together with the Master Repurchase Agreement, the “Existing Repurchase Agreement”). Pursuant to Amendment No. 3, the maximum borrowing capacity (the “Maximum Amount”) under the Existing Repurchase Agreement shall increase to $700,000 during the period from and including February 8, 2007 through and including the earlier of (i) April 30, 2007 or (ii) the closing of a securitization vehicle involving all or substantially all of the purchased assets (the “Increase Period”). After expiration of the Increase Period, the Maximum Amount will be $300,000.

On March 7, 2007, 130,200 shares of restricted stock and options to purchase 66,500 shares of the Company’s common stock with an exercise price of $13.08 per share were issued to certain employees of the

Company’s Manager under the 2005 Equity Incentive Plan. Options granted under the 2005 Equity Incentive Plan are exercisable at the fair market value on the date of the grant and, expire five years from the date of the grant, subject to termination of employment, are not transferable other than at death, and are exercisable ratably over a three year period commencing one year from the date of the grant.

On March 15, 2007, the Company declared a quarterly distribution of $0.21 per share of our common stock, payable with respect to the quarter ended March 31, 2007. The dividend is expected to be paid on April 16, 2007, to shareholders of record as of March 30, 2007.

As of March 20, 2007, the Company has invested approximately $4,293 to protect our mezzanine loan position in the non-performing loan. The funds were used to cure the default on the senior loan, pay real estates taxes, as well as pay for attorney and appraisal services provided to the Company.

As of March 20, 2007, the Company has invested approximately $1,682 to protect our mezzanine loan position in the watch list asset. The funds were used to cure the default on the senior loan, pay real estates taxes, as well as pay for attorney and appraisal services provided to the Company.

In March 2007, Wachovia Bank N.A., acted as the exclusive structurer and placement agent with respect to the Company’s second CDO transaction totaling $1,000,000, which priced on March 2, 2006, and is expected to close on April 2, 2007. The Company intends to sell $880,000 of bonds with an average cost of 90-day LIBOR plus 40.6 basis points and retain 100% of the equity interests in the Company’s CDO subsidiary that issued the CDO notes consisting of preference and common shares. The notes issued by the Company’s CDO subsidiary will be secured initially by a portfolio of whole loans, B Notes, mezzanine loans and CMBS. The Company’s Manager will act as the collateral manager for the Company’s CDO subsidiary but will not receive any fees in connection therewith. We are the advancing agent in connection with the issuance of the CDO notes. In connection with the CDO transaction, the Company terminated 24 and partially unwound five effective cash flow hedges, or interest rate swaps with a total notional amount of $398,383.

SCHEDULE IV

CBRE REALTY FINANCE, INC. AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE

DECEMBER 31, 2006

(In thousands)

(Amounts in thousands, except per share and share data)

Loan Type	Property Type	Interest Rate	Maturity Date	Current Payment Terms (1)	Prior Liens	Principal Amount of Loans	Carrying Amount of Loans (2)	Principal Amount of Loss Subject Principal or to Delinquent Interest
Whole loans
	Office	7.20%	August 2011	Interest only	N/A	$33,000	$33,000	N/A
	Office	5.65%	March 2011	Interest only	N/A	55,000	55,000	N/A
	Office	LIBOR + 153	May 2008	Interest only	N/A	56,800	56,695	N/A
	Office	6.41%	September 2011	Interest only	N/A	63,000	62,854	N/A
	Office	6.73%	September 2011	Interest only	N/A	100,000	100,000	N/A
Whole loans < 3%	Various			Principal & Interest	N/A	413,183	418,135	N/A

						720,983	725,684

Mezzanine loans
Mezzanine loans < 3%	Various			Principal & Interest	6,045,405	209,004	210,855	0.2

Subordinate interest in whole loans (B-Notes)
	Hotel	LIBOR+550	March 2007	Interest only	414,602	40,344	40,344	N/A
Subordinate interest whole loans (B-Notes) < 3%	Various			Principal & Interest	769,760	110,470	110,311

						150,814	150,655

Bridge loans

Bridge loans < 3%	Office	LIBOR + 750	June 2007	Interest only	5,730	3,704	3,680	N/A

						$1,084,505	$1,090,874

(1)	Reflects current payment terms and does not denote loans that may be subject to principal payments in the future.
(2)	The aggregate U.S. federal income tax basis for such assets at December 31, 2006 was approximately equal to their book basis.

	2006	2005
Balance at beginning of period	448,280	—
Additions during the year:
New loans and additional advances on existing loans	854,957	468,394
Acquisition cost and (fees)	(782)	(1,097)
Premiums/(discounts)	522	11,147
Amortization of acquisition costs, fees, premiums and discounts	(1,950)	(1,471)
Deductions during the year:
Collection of principal (including sales)	(210,153)	(28,693)

Balance at end of period	1,090,874	448,280

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information set forth under the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” and the information regarding a code of ethics in our Definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, prior to April 30, 2007 (the “2007 Proxy Statement”), is incorporated herein by reference.

ITEM 11.	EXECUTIVE AND DIRECTOR COMPENSATION

The information set forth under the captions “Election of Directors – Director Compensation” and “Executive Compensation” in the 2007 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK MATTERS

The information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2007 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information set forth under the caption “Certain Relationships and Related Transactions” in the 2007 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accounting fees and services and the audit committee’s pre-approval policies and procedures required by this Item 14 is incorporated herein by reference to the 2007 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Income for the year ended December 31, 2006 and the period from May 10, 2005 (inception) through December 31, 2005

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (loss) for the year ended December 31, 2006 and the period from May 10, 2005 (inception) through December 31, 2005

Consolidated Statements of Cash Flows for the year ended December 31, 2005 and the period from May 10, 2005 (inception) through December 31, 2005

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

Schedule IV-Mortgage Loans on Real Estate as of December 31, 2006

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

(a)(3) Exhibits

See Index to Exhibits on the following page

INDEX TO EXHIBITS

Exhibit	Description of Document

3.1*	— Articles of Amendment and Restatement of CBRE Realty Finance, Inc.

3.2*	— Amendment and Restated Bylaws of CBRE Realty Finance, Inc.

10.1*

— Registration Rights Agreement among CBRE Realty Finance, Inc., Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., for the benefit of themselves and certain holders of the common stock of CBRE Realty Finance, Inc., dated as of June 9, 2005

10.2*	— Management Agreement between CBRE Realty Finance, Inc. and CBRE Realty Finance Management, LLC and CB Richard Ellis, Inc., dated as of June 9, 2005

10.3*	— License Agreement by and among CBRE Realty Finance, Inc., CB Richard Ellis, Inc. and CB Richard Ellis of California, Inc., dated as of June 9, 2005

10.4*	— 2005 Equity Incentive Plan

10.5*	— Form of Stock Award Agreement

10.6*	— Form of Stock Option Agreement

10.7*	— Master Repurchase Agreement between CBRE Realty Finance TRS Warehouse Funding, LLC and Deutsche Bank AG, Cayman Islands Branch, dated as of August 30, 2005

10.8*	— Master Repurchase Agreement between CBRE Realty Finance Holdings III, LLC, Bank of America, N.A. and Banc of America Securities LLC, dated as of January 27, 2006

10.9*	— Master Repurchase Agreement between CBRE Realty Finance TRS Warehouse Funding II, LLC, Bank of America, N.A. and Banc of America Securities LLC, dated as of February 13, 2006

10.10*	— Collateral Management Agreement between CBRE Realty Finance CDO 2006-1, Ltd. and CBRE Realty Finance Management, LLC, dated as of March 28, 2006.

10.11*	— Indenture among CBRE Realty Finance CDO 2006-1, Ltd., CBRE Realty Finance CDO 2006-1, LLC, LaSalle Bank National Association and CBRE Realty Finance, Inc., dated as of March 28, 2006.

10.12*

— Amended and Restated Trust Agreement among CBRE Realty Finance, Inc., JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and Administrative Trustees named therein, dated as of July 26, 2006.

10.13*	— Junior Subordinated Indenture between CBRE Realty Finance, Inc. and JPMorgan Chase Bank, National Association, dated as of July 26, 2006.

10.14*	— Purchase Agreement among CBRE Realty Finance, Inc., CBRE Realty Finance Trust I and German American Capital Corporation, dated as of July 26, 2006.

10.15*	— Purchase Agreement among CBRE Realty Finance, Inc., CBRE Realty Finance Trust I and Bear, Stearns & Co. Inc., dated as of July 26, 2006.

10.16*	— Master Repurchase Agreement among CBRE Realty Finance Holdings IV, LLC, CBRE Realty Finance TRS Warehouse Funding III, LLC and Wachovia Bank, National Associations, dated as of August 24, 2006.

10.17*

— Amendment No. 1 to Master Repurchase Agreement among CBRE Realty Finance Holdings IV, LLC, CBRE Realty Finance TRS Warehouse Funding III, LLC and Wachovia Bank, National Association, dated as of August 16, 2006.

10.18**

— Amendment No. 2 to Master Repurchase Agreement among CBRE Realty Finance Holdings IV, LLC, CBRE Realty Finance TRS Warehouse Funding III, LLC and Wachovia Bank, National Association, dated as of December 15, 2006.

10.19**

— Amendment No. 3 to Master Repurchase Agreement among CBRE Realty Finance Holdings IV, LLC, CBRE Realty Finance TRS Warehouse Funding III, LLC and Wachovia Bank, National Association, dated as of February 8, 2007.

21.1	— List of Subsidiaries of CBRE Realty Finance, Inc., filed herewith.

31.1	— Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, file herewith.

31. 2	— Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	— Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, file herewith.

32.2	— Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, file herewith.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11, as amended, filed with the Securities and Exchange Commission (File No. 333-132186).

**	Incorporated by reference to the Registrant’s Registration Statement on Form 8-K, as filed with the Securities and Exchange Commission (File No. 001-33050).

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBRE REALTY FINANCE, INC.

By:	/s/ Keith Gollenberg
Name:	Keith Gollenberg
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ray Wirta
Ray Wirta	Chairman	March 26, 2007

/s/ Keith Gollenberg
Keith Gollenberg	Chief Executive Officer, President and Director	March 26, 2007

/s/ Michael Melody
Michael Melody	Director	March 26, 2007

/s/ Douglas Eby
Douglas Eby	Director	March 26, 2007

/s/ Vincent Costantini
Vincent Costantini	Director	March 26, 2007

/s/ Ricardo Koenigsberger
Ricardo Koenigsberger	Director	March 26, 2007

/s/ David Marks
David Marks	Director	March 26, 2007

/s/ Michael Angerthal
Michael Angerthal	Executive Vice President, Chief Financial Officer and Treasurer	March 26, 2007