Form 10-Q
period 2007-03-31
CBRE Realty Finance Inc
filed 2007-05-15
CIK 1330969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 001-33050

CBRE REALTY FINANCE, INC.

(Exact name of registrant as specified in its charter)

Maryland	30-0314655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

185 Asylum Street, 37th Floor, Hartford, Connecticut 06103

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 30,718,802 as of May 14, 2007.

CBRE REALTY FINANCE, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

CBRE REALTY FINANCE, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share and share data)

	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)

Assets:
Cash and cash equivalents	$46,653	$17,933
Restricted cash	60,133	59,520
Loans and other lending investments, net	1,215,370	1,090,874
Commercial mortgage-backed securities, at fair value	284,882	222,333
Real estate, net	65,728	66,277
Investment in joint ventures	54,993	41,046
Derivative assets	1,339	373
Accrued interest	8,293	6,656
Other assets	26,766	17,677

Total assets	$1,764,157	$1,522,689

Liabilities and Stockholders’ Equity:
Liabilities:
Bonds payable	$508,500	$508,500
Repurchase obligations	664,966	433,438
Mortgage payable	52,561	52,194
Derivative liabilities	5,392	7,549
Management fee payable	701	712
Dividends payable	6,454	5,814
Accounts payable and accrued expenses	27,565	4,739
Other liabilities	50,759	47,060
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	50,000	50,000

Total liabilities	1,366,898	1,110,006

Commitments and contingencies	—	—
Minority interest	731	813

Stockholders’ Equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized, no shares issued or outstanding at March 31, 2007 and December 31, 2006, respectively	—	—
Common stock par value $.01 per share; 100,000,000 shares authorized, 30,731,342 and 30,601,142 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	307	306

Additional paid-in capital	421,076	420,986
Accumulated other comprehensive loss	(12,024)	(1,469)
Accumulated deficit	(12,831)	(7,953)

Total stockholders’ equity	396,528	411,870

Total liabilities and stockholders’ equity	$1,764,157	$1,522,689

The accompanying notes are an integral part of these financial statements.

CBRE REALTY FINANCE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Amounts in thousands, except per share and share data)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006
Revenues:
Investment income	$25,540	$11,088
Property operating income	1,656	672
Other income	382	600

Total revenues	27,578	12,360
Expenses:
Interest expense	17,545	5,489
Management fees	2,064	1,427
Property operating expenses	901	216
Other general and administrative (including $91 and $872, respectively of stock-based compensation)	1,795	2,477

Depreciation and amortization	826	253

Total expenses	23,131	9,862

Loss on sale of investment	(287)	(152)
Gain (loss) on derivatives	(107)	3,310

Income from continuing operations before equity in net income of unconsolidated joint ventures	4,053	5,656
Equity in net loss of unconsolidated joint ventures	(2,530)	—

Net income before minority interest	1,523	5,656

Minority interest	(52)	(9)

Net income	$1,575	$5,665

Weighted-average shares of common stock outstanding:
Basic	30,161,774	20,000,000

Diluted	30,389,938	20,161,429

Earnings per share of common stock:
Basic	$0.05	$0.28

Diluted	$0.05	$0.28

Dividends declared per share of common stock:	$0.21	$—

The accompanying notes are an integral part of these financial statements.

CBRE REALTY FINANCE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE

LOSS

(UNAUDITED)

For the Three Months Ended March 31, 2007

(Amounts in thousands, except share data)

	Common Stock		Additional Paid In-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Loss
	Shares	Par Value
Balance at December 31, 2006	30,601,142	$306	$420,986	$(1,469)	$(7,953)	$411,870	$—
Issuance of restricted shares of common stock	130,200	1	(1)	—	—	—	—
Stock based compensation	—	—	91	—		91	—
Net income	—	—	—	—	1,575	1,575	1,575
Net unrealized loss on commercial mortgage backed securities	—	—	—	(5,603)	—	(5,603)	(5,603)
Net unrealized loss on cash flow hedges	—	—	—	(4,952)	—	(4,952)	(4,952)
Cash dividends declared or paid	—	—	—	—	(6,453)	(6,453)	—

Balance at March 31, 2007	30,731,342	$307	$421,076	$(12,024)	$(12,831)	$396,528	$(8,980)

The accompanying notes are an integral part of these financial statements.

CBRE REALTY FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006
Operating activities
Net income	$1,575	$5,665
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in unconsolidated joint ventures	2,530	—
Premium (discount) amortization, net	105	405
Other amortization	679	136
Depreciation	343	123
Stock-based compensation	91	872
Realized loss on sale of investment	287	151
Realized gain (loss) on derivatives	50	(2,798)
Unrealized gains on derivatives	57	(512)
Changes in operating assets and liabilities:
Restricted cash	(388)	(241)
Accrued interest	(1,637)	149
Other assets	5,161	2,260
Management fee payable	(11)	14
Accounts payable and accrued expenses	14,782	(1,646)
Other liabilities	237	(972)

Net cash provided by operating activities	23,861	3,606

Investing activities:
Purchase of commercial mortgage-backed securities	(72,309)	(12,525)
Repayment of commercial mortgage-backed securities principal	229	2
Proceeds from sale of available for sale securities	4,085	—
Origination and purchase of loans	(143,209)	(132,946)
Repayments of loan principal	1,171	6,586
Proceeds from sale of loans	17,103	44,642
Real estate acquisition	(231)	(32,733)
Investment in unconsolidated joint ventures	(16,476)	(34,711)
Restricted cash	(1,775)	(86,847)
Other liabilities	3,461	2,175

Net cash used in investing activities	(207,951)	(250,707)

Financing activities:
Proceeds from issuance of collateralized debt obligations	—	508,500
Proceeds from borrowings under repurchase agreements	231,528	145,354
Repayments of borrowings from repurchase agreements	—	(400,874)
Proceeds from mortgage loans	367	24,196
Proceeds from settlement of derivatives	—	5,486
Deferred financing and acquisition costs paid	(14,739)	(9,314)
Restricted cash	1,550	—
Minority interest	(82)	464
Dividends paid to common stockholders	(5,814)	(2,674)

Net cash provided by financing activities	212,810	271,138

Net increase in cash and cash equivalents	28,720	24,037
Cash and cash equivalents, beginning of the period	17,933	49,377

Cash and cash equivalents, end of period	$46,653	$73,414

Supplemental disclosure of cash flow information
Interest paid	$16,811	$10,498
Income taxes paid	$—	$—
Interest capitalized	$137	$—

The accompanying notes are an integral part of these financial statements.

CBRE REALTY FINANCE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Dollars in thousands, except per share and share data)

NOTE 1—ORGANIZATION

CBRE Realty Finance, Inc. (the “Company”) was organized in Maryland on May 10, 2005 as a commercial real estate specialty finance company focused on originating acquiring, investing in, financing and managing a diversified portfolio of commercial real estate-related loans and securities, including whole loans, bridge loans, subordinate interests in whole loans, or B Notes, commercial mortgage-backed securities (“CMBS”), mezzanine loans, and joint venture interests in entities that own commercial real estate, primarily in the United States. The Company commenced operations on June 9, 2005. The Company is a holding company that conducts its business through wholly-owned or majority-owned subsidiaries.

The Company is externally managed and advised by CBRE Realty Finance Management, LLC (the “Manager”), an indirect subsidiary of CB Richard Ellis Group, Inc. (“CBRE”), and a direct subsidiary of CBRE Melody & Company (“CBRE/Melody”). As of March 31, 2007, CBRE also owned an approximately 4.6% interest in the outstanding shares of the Company’s common stock. In addition, certain of the Company’s executive officers and directors and certain executive officers and directors of CBRE and CBRE/Melody owned an approximately 5.5% interest in the outstanding shares of the Company’s common stock.

The Company has elected to qualify to be taxed as a real estate investment trust (“REIT”) for U. S. federal income tax purposes commencing with the Company’s taxable year ended December 31, 2005. As a REIT, the Company generally will not be subject to federal income tax on that portion of income that is distributed to stockholders if at least 90% of the Company’s REIT taxable income is distributed to the Company’s stockholders. The Company conducts its operations so as to not be regulated as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”).

As of March 31, 2007, the net carrying value of investments held by the Company was approximately $1.57 billion, including origination costs and fees and net of repayments and sales of partial interests in loans and CMBS, with a weighted average spread to 30-day LIBOR of 324 basis points for the Company’s floating rate investments and a weighted average yield of 6.92% for the Company’s fixed rate investments.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The consolidated financial statements include the Company’s accounts and those of the Company’s subsidiaries, which are wholly-owned or controlled by the Company or entities which are variable interest entities (“VIE”) in which the Company is the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”). All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE 3—NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, (“SFAS No. 155”), “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” FAS No. 155 (i) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirement of FASB Statement No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an imbedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest on other than another derivative financial instrument. The Company adopted SFAS No. 155 effective January 1, 2007 and it had no material effect on its future financial results.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company adopted FIN48 effective January 1, 2007 and it had no material effect on its future financial results.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, (“SFAS No. 157”), “Fair Value Measurements.” This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, that this pronouncement will have on its future financial result.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” Entities are now permitted to measure many financial instruments and certain other assets and liabilities on an instrument-by instrument basis. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157. Calendar year-end entities that wish to elect the Fair Value Option for 2007 will need to do so in the first quarter of 2007. The Company did not early adopt and is currently evaluating the effect, if any, that this pronouncement will have on its future financial result.

NOTE 4—LOANS AND OTHER LENDING INVESTMENTS, NET

The aggregate carrying values allocated by product type and weighted average coupons of the Company’s loans and other lending investments as of March 31, 2007 and December 31, 2006, were as follows:

	Carrying Value (1) ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR (2)
	2007	2006	2007	2006	2007	2006	2007	2006
Whole loans(3), fixed rate	$664,469	$581,520	55%	53%	6.48%	6.37%	—	—
Whole loans(3), floating rate	150,172	147,846	12%	14%	—	—	230bps	227bps
Mezzanine loans, fixed rate	117,753	111,402	10%	10%	8.48%	8.52%	—	—
Mezzanine loans, floating rate	119,449	99,452	10%	9%	—	—	453bps	453bps
Subordinate interests in whole loans, fixed rate	40,811	40,869	3%	4%	9.19%	9.19%	—	—
Subordinate interests in whole loans, floating rate	122,716	109,785	10%	10%	—	—	388bps	429bps

Total / Average	$1,215,370	$1,090,874	100%	100%	6.90%	6.85%	347bps	352bps

(1)	Loans and other lending investments are presented after scheduled amortization payments and prepayments, and are gross of premiums, discounts and unamortized fees.
(2)	Benchmark rate is 30-dayLIBOR.
(3)	Includes originated whole loans, acquired whole loans and bridge loans.

The carrying value of the Company’s loans and other lending investments is gross of premiums, unamortized fees, and discounts of $5,852 and $6,369 at March 31, 2007 and December 31, 2006, respectively.

The Company has identified one mezzanine loan as of March 31, 2007, as a variable interest in a VIE and has determined that the Company is not the primary beneficiary of this VIE and as such the VIE should not be consolidated in the Company’s consolidated financial statements. As of March 31, 2007, the Company’s maximum exposure to loss would not exceed the carrying amount of this investment, or $42,345.

As of March 31, 2007 and 2006, the Company had not recorded an allowance for loan losses.

Non-Performing Loans

Non-performing loans include all loans on non-accrual status and repossessed real estate collateral. The Company transfers loans to non-accrual status at such time as: (1) management determines the borrower is incapable of curing, or has ceased efforts towards curing the cause of a default; (2) the loan becomes 90 days delinquent; (3) the loan has a maturity default; or (4) the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value of such loan. Interest income is recognized only upon actual cash receipt for loans on non-accrual status. During the three months ended March 31, 2007, the Company funded an additional $4,400 to its $31,800 non-performing asset to cure the default on the senior loan, pay real estate taxes and pay for attorney and appraisal services relative to the loan. At March 31, 2007, the balance of this non-performing asset was $36,200. In addition, in April 2007 the Company funded an additional $800 on the senior loan to further protect its investment. On May 9, 2007, the Company foreclosed on the underlying asset and the Company will own the asset and control the exit strategy. The Company believes, and third party appraisals support, that there is collateral value in excess of the book value for this asset.

Watch List Assets

The Company conducts a quarterly comprehensive credit review, resulting in an individual risk classification being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an “early warning system.” During the three months ended March 31, 2007, the Company funded an additional $1,800 to cure the default on the senior loan, pay real estate taxes and pay for attorney and appraisal services relative to the loan. At March 31, 2007, the balance of this watch list asset was $21,800. In addition, in April 2007 the Company funded an additional $300 on the senior loan to further protect its investment. On May 4, 2007, the Company foreclosed on the underlying asset and subject to an estimated 30-60 day judicial ratification process, the Company will own the asset and control the exit strategy. The Company believes, and third party appraisals support, that there is collateral value in excess of the book value for this asset.

Geographic Concentration Risk

At March 31, 2007 and December 31, 2006, the Company’s loan and other lending investments had the following geographic diversification, as defined by the National Council of Real Estate Investment Fiduciaries (“NCREIF”):

	March 31, 2007		December 31, 2006
Region	Carrying Value	% of Total	Carrying Value	% of Total
West…………………………….	$461,472	38%	$418,284	38%
East…………………………….	347,650	29%	302,313	28%
South…………………………….	228,999	19%	234,012	21%
Midwest…………………………	99,550	8%	86,563	8%
Nationwide………………………	77,699	6%	49,702	5%

Total…………………………	$1,215,370	100%	$1,090,874	100%

NOTE 5—CMBS

The following table summarizes the Company’s CMBS investments, aggregated by investment category, as of March 31, 2007, which are carried at estimated fair value:

Security Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
CMBS Class BBB	$207,990	$637	$(2,554)	$206,073
CMBS Class BB	49,786	377	(608)	49,555
CMBS Class B	26,432	330	(137)	26,625
CMBS Class NR	2,733	—	(104)	2,629

Total securities available-for-sale	$286,941	$1,344	$(3,403)	$284,882

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

The Company has 37 CMBS investments that are in an unrealized loss position at March 31, 2007, four of which have been in a continuous unrealized loss position for greater than twelve months. The unrealized loss of the four CMBS investments in a continuous unrealized loss position for greater than twelve months is $393 and the unrealized loss of the thirty-three CMBS investments that have been in a continuous loss position for less than twelve months is $3,010, as of March 31, 2007. The Company had four CMBS investments in a continuous unrealized loss position for greater than twelve months as of December 31, 2006. The Company’s review of such securities indicates that the decrease in fair value was not due to permanent changes in the underlying credit fundamentals or in the amount of interest expected to be received. The unrealized losses are primarily the results of changes in market interest rates subsequent to the purchase of the CMBS investments. Therefore, management does not believe any of the securities held are other-than-temporarily impaired at March 31, 2007. The Company expects to hold all the investments until their expected maturity.

During the three months ended March 31, 2007, the Company sold one CMBS investment, compared to none during the quarter ended March 31, 2006. The Company received net proceeds of $4,085 that generated a realized loss of $287.

During the three months ended March 31, 2007 and 2006, the Company accreted $443 and $169 of the net discount paid for these securities in interest income, respectively.

The actual maturities of CMBS are generally shorter than stated contractual maturities. Actual maturities of these securities are affected by the contractual lives of the underlying assets, periodic payments of principal, and prepayments of principal.

The following table summarizes the estimated maturities of the Company’s CMBS investments as of March 31, 2007 according to their estimated weighted average life classifications:

Weighted Average Life	Estimated Fair Value	Amortized Cost	Weighted Average Coupon
Greater than one year and less than five years	$86,757	$86,279	7.20%
Greater than five years and less than ten years	176,961	179,022	5.67%
Greater than ten years	21,164	21,640	5.60%

The following table summarizes the estimated maturities of the Company’s CMBS investments as of December 31, 2006 according to their estimated weighted average life classifications:

Weighted Average Life	Estimated Fair Value	Amortized Cost	Weighted Average Coupon
Greater than one year and less than five years	$81,950	$81,426	7.28%
Greater than five years and less than ten years	117,505	114,904	5.70%
Greater than ten years	22,878	22,460	5.57%

The weighted average lives of the Company’s CMBS investments at March 31, 2007 and December 31, 2006, respectively, in the tables above are based upon calculations assuming constant principal prepayment rates to the balloon or reset date for each security.

NOTE 6—REAL ESTATE, NET

Springhouse Apartments LLC (“Springhouse”)

On December 15, 2005, the Company invested $8,289 for a 95% interest in Springhouse, a joint venture between the Company and The Bozzuto Group (“Bozzuto”). Springhouse acquired an existing garden-style apartment community consisting of 220 units located in Laurel, Maryland for $31,923. The Company determined that Springhouse is a VIE and that the Company is the primary beneficiary and has consolidated the entity from the date of investment. At March 31, 2007, Springhouse’s balance sheet was comprised of land of $8,191, buildings, net of depreciation, of $23,883, other assets of $998, mortgage note payable of $25,622 and other liabilities of $335.

Loch Raven Village Apartments-II, LLC (“Loch Raven”)

On March 28, 2006, the Company invested $8,980 for a 95% interest in Loch Raven, a joint venture between the Company and Bozzuto. Loch Raven acquired an existing garden-style apartment community consisting of 495 units located in Baltimore, Maryland for $32,733. The Company determined that Loch Raven is a VIE and that the Company is the primary beneficiary and has consolidated the entity from the date of investment. At March 31, 2007, Loch Raven’s balance sheet was comprised of land of $7,464, buildings, net of depreciation, of $25,624, other assets of $2,202, mortgage note payable of $26,939 and other liabilities of $561.

Minority interest on the Company’s consolidated balance sheet of $731 represents Bozzuto’s 5% interest in Springhouse and Loch Raven.

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

32 Leone Partners, LLC (“32 Leone Lane”)

On May 24, 2006, the Company invested $2,293 for an 80% non-managing member interest in 32 Leone Lane, a joint venture between the Company and The Heritage Management Company (“Heritage”). The Company contributed an additional $72, during the three months ended March 31, 2007. 32 Leone Lane is a 287,000 square foot industrial warehouse located in the Chester Industrial Park, a 300-acre business park, and lies in Southern Orange County, New York. The Company determined that 32 Leone Lane was not a VIE and that as a result of the Company’s non-managing member interest is not consolidated into the Company’s balance sheet. At March 31, 2007, 32 Leone Lane’s balance sheet was comprised of land of $1,721, buildings, net of depreciation, of $9,599, other assets of $891, mortgage note payable of $10,125 and other liabilities of $84.

KS-CBRE Shiraz LLC (“Shiraz Portfolio”)

On March 17, 2006, the Company invested $16,840 for a 90% non-managing member interest in the Shiraz Portfolio, a joint venture between the Company and Everest Partners LLC (“Everest”). The Shiraz Portfolio is a portfolio of eight office and industrial properties comprising approximately 680,300 square feet located in Route 128, Route 3 and Interstate 495 submarkets in Boston, Massachusetts. The Company determined that the Shiraz Portfolio was not a VIE and that as a result of the Company’s non-managing member interest is not consolidated into the Company’s balance sheet. In March 2007, purchase accounting was finalized at the partnership level. At March 31, 2007, the Shiraz Portfolio’s balance sheet was comprised of land of $15,790, buildings, net of depreciation, of $59,518, intangible assets, net of amortization, of $1,115, intangible lease liability, net of amortization, of $339, other assets of $3,393, mortgage note payable of $61,503 and other liabilities of $805.

KS-CBRE GS LLC (“GS Portfolio”)

On March 17, 2006, the Company invested $9,268 for a 90% non-managing member interest in the GS Portfolio, a joint venture between the Company and Everest. The GS Portfolio is a portfolio of nine office and industrial properties comprising approximately 526,355 square feet located in Route 128 and Route 3 submarkets in Boston, Massachusetts. The Company determined that the GS Portfolio was not a VIE and that as a result of the Company’s non-managing member interest is not consolidated into the Company’s balance sheet. In March 2007, purchase accounting was finalized at the partnership level. At March 31, 2007, the GS Portfolio’s balance sheet was comprised of land of $8,484, buildings, net of depreciation, of $32,733, intangible assets, net of amortization, of $639, intangible lease liability, net of amortization, of $373, other assets of $2,845, mortgage note payable of $33,373 and other liabilities of $717.

Prince George’s Station Retail LLC (the “Retail Property”)

On January 12, 2006, the Company converted its $5,728 bridge loan into a 90% non-managing member interest in the Retail Property, a joint venture between the Company and Taylor Development and Land Company (“TDL”). The Company contributed an additional $3,837 during the fifteen months ended March 31, 2007. The Retail Property is a 166 square feet retail property located in Hyattsville, Maryland. The Company determined that the Retail Property was not a VIE and that as a result of the Company’s non-managing member interest is not consolidated into the Company’s balance sheet. At March 31, 2007, the Retail Property’s balance sheet was comprised of construction in process costs of $30,487, other assets of $1,524, mortgage note payable of $17,162 and other liabilities of $4,216.

Nordhoff Industrial Park LLC (“Nordhoff”)

On August 17, 2006, the Company invested $3,800 for a 95% non-managing member interest in Nordhoff , a joint venture between the Company and SEV Chatsworth LLC. Nordhoff consists of a five-building industrial park comprising approximately 97,265 square feet located in the San Fernando Valley. The Company determined that Nordhoff was not a VIE and that as a result of the Company’s non-managing member interest is not consolidated into the Company’s balance sheet. At March 31, 2007, Nordhoff’s balance sheet was comprised of land of $5,294, buildings, net of depreciation, of $12,464, other assets of $726, mortgage note payable of $14,715 and other liabilities of $271.

CBRE 1515 Market GP, LLC (“1515 Market Street”)

On January 12, 2007, the Company invested $16,548 for a 90% non-managing member interest in 1515 Market Street, a joint venture between the Company and The Stockton Partners (“Stockton”). 1515 Market Street is a 507,000 square foot class A office building, located across from Philadelphia’s City Hall in the County of Philadelphia, Pennsylvania. The Company determined that 1515 Market Street was not a VIE and that as a result of the Company’s non-managing member interest is not consolidated into the Company’s balance sheet. At March 31, 2007, 1515 Market Street balance sheet was comprised of land of $11,400, buildings, net of depreciation, of $66,047, other assets of $13,444, mortgage note payable of $70,000 and other liabilities of $2,614.

NOTE 8—REPURCHASE OBLIGATIONS, MORTGAGE PAYABLE AND CDO BONDS PAYABLE

The following is a table of the Company’s outstanding borrowings as of March 31, 2007:

	Stated Maturity	Interest Rate	Balance 3/31/07
Mortgage note payable (Springhouse) (1)	12/14/2008	7.07%	$25,622
Mortgage note payable (Loch Raven) (1)	4/1/2009	5.96%	26,939
DB Warehouse Facilities	3/31/2008	5.82%	14,336
Bank of America Warehouse Facilities (2)	4/2/2007	6.13%	57,304
Wachovia Warehouse Facility	8/24/2009	6.10%	593,326
CDO I bonds payable	3/25/2046	5.83%	508,500

Total			$1,226,027

(1)	Non-recourse to the Company.
(2)	These facilities were repaid and closed on April 2, 2007.

Mortgage Notes Payable

On December 14, 2005, Springhouse obtained a $26,175 mortgage loan in conjunction with the acquisition of real estate located in Prince George’s County, Maryland. The loan is guaranteed by Bozzuto, the Company’s joint venture partner, matures on December 14, 2008, and bears interest at 30-day LIBOR plus 1.75%. As of March 31, 2007 and December 31, 2006, respectively, the outstanding balance was $25,622 and $25,610.

On March 28, 2006, Loch Raven obtained a $29,170 mortgage loan in conjunction with the acquisition of real estate located in Baltimore, Maryland. The loan is guaranteed by Bozzuto, the Company’s joint venture partner, matures on April 1, 2009, and bears interest at a fixed rate of 5.96%. As of March 31, 2007 and December 31, 2006, respectively, the outstanding balance was $26,939 and $26,584.

Warehouse Facilities

The Company finances its portfolio of securities and loans through the use of repurchase agreements.

DB Warehouse Facility

On August 30, 2005, the Company entered into two facilities with Deutsche Bank AG, Cayman Islands Branch (“Deutsche Bank”) that provided $650,000 of aggregate borrowing capacity.

The Company has a $400,000 master repurchase agreement (the “DB Warehouse Facility”), which had an initial repurchase date of August 29, 2006. The Company’s TRS is also a party to this agreement and the Company and its TRS are jointly and severally liable thereunder. The repurchase date is currently being automatically extended for an additional day on a daily basis, without any action required to be taken by the lender or the Company, until the lender delivers to the Company in writing a termination notice of such daily automatic extension feature. In such event, the repurchase date shall be the day 364 days after the date of the written termination notice. Advances under this facility bear interest only, which is reset monthly, with a pricing spread of 50 basis points over 30-day LIBOR. Based on the Company’s investment activities, this facility provides for an advance rate of between 80% and 90% based upon the collateral provided under a borrowing based calculation. This facility finances our whole loan originations and acquisitions. As of March 31, 2007 and December 31, 2006, the outstanding balance under this facility was approximately $14,336 and $14,336, respectively, with a current weighted average interest rate of 5.82% and 5.85%, respectively. As of March 31, 2007, the Company had approximately $385,664 of additional capacity under this facility to fund future investments. The borrowings under this facility are collateralized by the following investments (dollars in thousands):

Investment Type	Number of Investments	Carrying Value
Whole Loans	1	$16,000

The Company also had a $250,000 repurchase agreement with Deutsche Bank which expired on November 29, 2006.

The DB Warehouse Facility contains certain covenants, the most restrictive of which are requirements that the Company maintains a minimum tangible net worth of no less than $125,000, a minimum debt service coverage of not less than 1.5 to 1 in the aggregate, a ratio of indebtedness-to-tangible net worth not to exceed 3.5 to 1, and minimum cash or marketable securities of not less than (i) $10,000 for a debt-to-book ratio above 2 to 1; (ii) $5.0 million for a debt-to-book equity ratio between 1 to 1 and 2 to 1; and (iii) $3,000 for a debt-to-book equity ratio of below 1 to 1. The Company was in compliance with all covenants and restrictions as of March 31, 2007 and December 31, 2006.

Bank of America Warehouse Facilities

In January and February, 2006, the Company entered into two facilities with Banc of America Securities, LLC and Bank of America, N.A. (the “Bank of America Warehouse Facilities”) that provided $450,000 of aggregate borrowing capacity.

The Company has a $200,000 master repurchase agreement, which had an initial repurchase date of (1) January 26, 2007 or (2) the date on which a second CDO transaction sponsored by the Company closes. The repurchase date shall be extended for up to two additional 364-day periods following the initial repurchase date at the buyer’s sole discretion, provided that, if the Company intends to extend the repurchase date, (i) the buyer agrees to such extension within 30 days of receipt of our written notice to extend the repurchase date, which shall have been delivered to the lender at least 90 days but no more than 120 days prior to the initial repurchase date and (ii) with respect to the second extension, no default or an event of default (as defined in the repurchase agreement) has occurred or be continuing. In such event, the maturity date shall be the day 364 days after the date of the written termination notice. On January 25, 2007 the repurchase date was extended until the earliest of (a) April 15, 2007 or (b) the date on which a second CDO transaction sponsored by the Company closes. On April 2, 2007, in conjunction with the second CDO transaction, all outstanding obligations were paid and the facility was closed. Advances under this facility bear interest only, which is reset monthly, with a range of pricing spreads of 50 to 170 basis points over 30-day LIBOR. Based on the Company’s investment activities, this facility provides for an advance rate of between 55% and 95% based upon the collateral provided under a borrowing based calculation. This facility finances the Company’s origination or acquisition of whole loans, subordinate mortgage interests and CMBS. As of March 31, 2007 and December 31, 2006, the outstanding balance under this facility was approximately $57,304 and $57,304, respectively, with a current weighted average interest rate of 6.13% and 6.16%, respectively. As of March 31, 2007, the Company had approximately $142,696 of additional capacity under this facility to fund future investments. The borrowings under this facility are collateralized by the following investments (dollars in thousands):

Investment Type	Number of Investments	Carrying Value
Subordinated Debt	1	$20,000
CMBS	11	$47,123

In addition, the Company has a $250,000 master repurchase agreement, which had an initial repurchase date of February 12, 2007. This repurchase date shall be extended for up to two additional 364-day periods following the initial repurchase date at the buyer’s sole discretion, provided that, if the Company intends to extend the repurchase date, (i) the buyer agrees to such extension within 30 days of receipt of the Company’s written notice to extend the repurchase date, which shall have been delivered to the lender at least 90 days but no more than 120 days prior to the initial repurchase date and (ii) with respect to the second extension, no default or an event of default (as defined in the repurchase agreement) has occurred or be continuing. The Company’s TRS is also a party to this agreement and the Company and the Company’s TRS are jointly and severally liable thereunder. Advances under this facility bear interest only, which is reset monthly, with a range of pricing spreads of 50 to 120 basis points over 30-day LIBOR. Based on the Company’s investment activities, this facility provides for an advance rate of between 55% and 92.5% based upon the collateral provided under a borrowing base calculation. This facility finances whole loan originations and acquisitions. In conjunction with the second CDO transaction, the facility was closed on April 2, 2007. As of March 31, 2007, nothing was outstanding under this facility.

The Bank of America Warehouse Facilities contain certain covenants, the most restrictive of which are requirements that the Company maintains a minimum tangible net worth of no less than $250,000, a minimum debt service coverage of not less than 1.5 to 1 in the aggregate, a ratio of total liability to total assets greater than 0.80 to 1.0, and minimum cash and marketable securities of not less than $10,000. The Company was in compliance with all covenants and restrictions as of March 31, 2007 and December 31, 2006.

Wachovia Warehouse Facility

In July 2006, the Company entered into a mortgage loan purchase agreement with Wachovia Bank, N.A. (“Wachovia”) that provided $175,000 of aggregate borrowing capacity, or the Wachovia Warehouse Interim Facility. The borrowings under this facility were paid off on October 4, 2006 and the facility was terminated.

In August 2006, the Company entered into a master repurchase agreement with Wachovia (the “Wachovia Warehouse Facility”) that provided $300,000 of aggregate borrowing capacity. On December 15, 2006 and February 8, 2007, the aggregate borrowing capacity was increased to $500,000 and $700,000, respectively, and the increase period expires on May 1, 2007. After the expiration of the increase period the maximum borrowing capacity will be $300,000. The Wachovia Warehouse Facility has an initial fixed repurchase date of August 24, 2009, which may be extended for a period not to exceed 364 days upon our written request to the buyer at least 30 days, but no more than 60 days, prior to the initial repurchase date, if (i) no default or event of default (as defined in the repurchase agreement) has occurred or is continuing and (ii) upon our payment to the buyer of a certain extension fee. Based on the Company’s investment activities, this facility provides for an advance between 50% and 95% based upon the collateral provided under a borrowing based calculation. Advances under this facility bear interest only, which is reset monthly, with a range of pricing spreads from 20 to 200 basis points over 30-day LIBOR. This facility finances the Company’s origination or acquisition of whole loans, subordinate mortgage interests and CMBS. As of March 31, 2007 and December 31, 2006, the outstanding balance under this facility was approximately $593,326 and $361,798, respectively, with a weighted average borrowing rate of 6.10% and 6.03%, respectively. On April 2, 2007, in conjunction with the second CDO transaction, the Company paid off $517,701 of the outstanding debt. As of March 31, 2007, the Company had $106,674 of capacity under this facility to fund future investments. The borrowings under this facility were collateralized by the following investments (dollars in thousands):

Investment Type	Number of Investments	Carrying Value
Whole Loans	18	$483,348
Subordinated Debt	3	$83,545
CMBS	26	$126,035

The Wachovia Warehouse Facility contains certain covenants, the most material of which are requirements that the Company maintains a minimum tangible net worth of no less than the sum of $250,000, a ratio of total liability to total assets greater than 0.80 to 1.0 (for the $300,000 Wachovia Warehouse Facility) and 75% of the net proceeds of the issuance by the Company of any capital stock of any class and minimum cash and marketable securities of not less than $10,000. Additionally, at no time shall the consolidated interest coverage ratio of the Company for the immediately preceding fiscal quarter be less than 1.3 to 1.0 during the fiscal quarter ended on March 31, 2007 and the fiscal quarter ending June 30, 2007. On May 9, 2007, the Company received from Wachovia a one-time waiver of two financial covenants which the Company was not in compliance with as of March 31, 2007: (i) the Company is prohibited from making distributions in excess of 100% of the Company’s adjusted FFO for the immediately preceding fiscal quarter and (ii) the Company may not incur standard trade payables in excess of $500,000. The Company was in compliance with all other covenants and conditions as of March 31, 2007 and with all covenants and conditions as of December 31, 2006.

CDO Bonds Payable

On March 28, 2006, the Company closed its first CDO issuance (“CDO I”) and retained the entire BB rated J Class with a face amount of $24,000 for $19,200, retained the entire B-rated K Class with a face amount of $20,250 for $14,150 and also retained the non-rated common and preferred shares of CDO I, which issued the CDO bonds with a face amount of $47,250 for $51,740. The Company issued and sold CDO bonds with a face amount of $508,500 in a private placement to third parties. The proceeds of the CDO issuance were used to repay substantially all of the outstanding principal balance of the Company’s two warehouse facilities with Deutsche Bank of $343,556 and all of the outstanding principal balance of the Bank of America Warehouse Facilities of $16,250 at closing. The CDO bonds are collateralized by real estate debt investments, consisting of B Notes, mezzanine loans, whole loans and CMBS investments, which is recorded in the Company’s unaudited consolidated balance sheet in restricted cash at March 31, 2007. The Company’s Manager will act as the collateral manager for the Company’s CDO subsidiary but will not receive any fees in connection therewith. CDO I is not a qualified special purpose entity (“QSPE”) as defined under FASB Statement No. 140, (“SFAS 140”) “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” due to certain permitted activities of CDO I that are not consistent with activities of a QSPE permitted under SFAS 140, such as having the ability to sell impaired securities and acquire replacement securities with the proceeds at the discretion of the collateral administrator. CDO I is consolidated in the financial statements of the Company and the Company has accounted for the CDO I transaction as a financing. The collateral assets that the Company transferred to CDO I are reflected in the Company’s balance sheet. The bonds issued to third parties are reflected as debt on the Company’s balance sheet at March 31, 2007. As of March 31, 2007, CDO bonds of $508,500 were outstanding, with a weighted average interest rate of 5.83%.

In March 2007, Wachovia Bank N.A., acted as the exclusive structurer and placement agent with respect to the Company’s second CDO transaction (“CDO II”) totaling $1,000,000, which priced on March 2, 2007, and closed on April 2, 2007. The Company sold $880,000 of bonds with an average cost of 90-day LIBOR plus 40.6 basis points and retained 100% of the equity interests in the Company’s CDO subsidiary that issued the CDO notes consisting of preferred and common shares. The notes issued by the Company’s CDO subsidiary are secured initially by a portfolio of whole loans, B Notes, mezzanine loans and CMBS. The Company’s Manager will act as the collateral manager for the Company’s CDO subsidiary but will not receive any fees in connection therewith. The Company is the advancing agent in connection with the issuance of the CDO notes. CDO II is not a QSPE as defined under SFAS 140 due to certain permitted activities of CDO II that are not consistent with activities of a QSPE permitted under SFAS 140, such as having the ability to sell impaired securities and acquire replacement securities with the proceeds at the discretion of the collateral administrator. CDO II will be consolidated in the financial statements of the Company and the Company will account for the CDO II transaction as a financing. The collateral assets that the Company transferred to CDO II will be reflected in the Company’s balance sheet. The bonds issued to third parties will be reflected as debt on the Company’s balance sheet at June 30, 2007. In connection with the CDO II transaction, the Company terminated 24 and partially unwound five effective cash flow hedges, or interest rate swaps, with a total notional amount of $398,383. A total termination value of approximately $8,045 was paid to the Company’s counterparties on April 2, 2007. Additionally, the Company entered into 15 interest rate swaps and three basis swaps with aggregate notional amounts of approximately $622,957 and $235,053, respectively.

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

This potential change would not affect the economics of the transactions but would affect how the transactions are reported in our financial statements. If the Company were to apply this view to its transactions, for the quarter ended March 31, 2007 and year ended December 31, 2006, the change in net income per common diluted share would be immaterial and our total assets and total liabilities would each be reduced by $66,312 and $14,854, respectively.

NOTE 9—Junior Subordinated Debentures

In July 2006, the Company completed the issuance of $50,000 in unsecured trust preferred securities through a newly formed Delaware statutory trust, CBRE Realty Finance Trust I (“CRFT I”), which is one of the Company’s wholly-owned subsidiaries. The securities bear interest at a fixed rate of 8.10% for the first ten years ending July 2016. Thereafter the rate will float based on the 90-day LIBOR plus 249 points. The base management fee that the Company pays to the Manager pursuant to the management agreement is based on gross stockholders’ equity which our board of directors had previously determined to include the trust preferred securities. The Company paid a base management fee on the trust preferred securities to the Manager from July 26, 2006 to September 27, 2006 in the amount of approximately $174. However, beginning September 28, 2006, the Company no longer pays such a fee on trust preferred securities to the Manager.

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

Unfunded Commitments

The Company currently has unfunded commitments to fund loan advances and joint venture equity contributions. The table below summarizes our unfunded commitments as of March 31, 2007:

	Total Commitment Amount	Current Funded Amount	Total Unfunded Commitment
Loans	$316,259	$259,155	$57,104
Joint Venture Equity	78,117	75,655	2,462

Total	$394,376	$334,810	$59,566

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

The Company pays the Manager a base management fee monthly in arrears in an amount equal to 1/12 of the sum of (i) 2.0% of the Company’s gross stockholders’ equity (as defined in the Management Agreement) of the first $400,000 of the Company’s equity; and (ii) 1.75% of the Company’s equity in an amount in excess of $400,000 and up to $800,000; and (iii) 1.5% of the Company’s equity in excess of $800,000. The Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are the Company’s officers, receive no cash compensation directly from the Company. For the three months ended March 31, 2007 and 2006, respectively, the Company paid $2,069 and $1,413 to the Manager for the base management fee under this agreement. As of March 31, 2007 and December 31, 2006, respectively, $681 and $686 of management fees were accrued.

In addition to the base management fee, the Manager may receive quarterly incentive compensation. The purpose of the incentive compensation is to provide an additional incentive for the Manager to achieve targeted levels of Funds From Operations (as defined in the Management Agreement) and to increase the Company’s stockholder value. The Manager may receive quarterly incentive compensation in an amount equal to the product of: (i) twenty-five percent (25%) of the dollar amount by which (A) the Company’s Funds From Operations (after the base management fee and before incentive compensation) per share of common stock for such quarter (based on the weighted average of shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of the Company’s common stock in the Company’s June 2005 private offering and the prices per share of the Company’s common stock in any subsequent offerings (including the Company’s initial public offering), multiplied by (2) the greater of (a) 2.25% or (b) 0.75% plus one-fourth of the Ten Year Treasury Rate (as defined in the Management Agreement) for such quarter, multiplied by (ii) the weighted average number of shares of the Company’s common stock outstanding during such quarter. The Company will record any incentive fees as a management fee expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the Management Agreement. For the three months ended March 31, 2007 and 2006, respectively, no amounts were paid or were payable to the Manager for the incentive management fee under this agreement.

The Management Agreement also provides that the Company will reimburse the Manager for various expenses incurred by the Manager or its affiliates on the Company’s behalf, including but not limited to costs associated with formation and capital raising activities and general and administrative expenses. Without regard to the amount of compensation received under the Management Agreement, the Manager is responsible for the wages and salaries of the Manager’s officers and employees. For the three months ended March 31, 2007 and 2006, respectively, the Company paid approximately $120 and $203 to the Manager for expense reimbursements. As of March 31, 2007 and December 31, 2006, respectively, $96 and $27 of expense reimbursements were accrued and are included in other liabilities.

Affiliates

As of March 31, 2007, an affiliate of the Manager, CBRE Melody of Texas, LP and its principals, owned 1.1 million shares (which were purchased in the Company’s June 2005 private offering) of the Company’s common stock, 300,000 shares of restricted common stock, and had options to purchase an additional 500,000 shares of common stock.

GEMSA Servicing

GEMSA Loan Services (“GEMSA”) is utilized by the Company as a loan servicer. GEMSA is a joint venture between CBRE/Melody & Company and GE Capital Real Estate. The Company’s fees for GEMSA’s services for the quarter ended March 31, 2007 and 2006 amounted to $53 and $7, respectively.

NOTE 12—STOCKHOLDERS’ EQUITY

Capital Stock

The Company’s authorized capital stock consists of 150,000,000 shares of capital stock, $0.01 par value per share, of which the Company have authorized the issuance of 100,000,000 shares of common stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share.

On September 27, 2006, the Company priced its initial public offering (“the Offering”) of common stock, with public trading of the Company’s common stock commencing on September 28, 2006. The Offering was for 11,012,624 shares of its common stock at a price of $14.50 per share, which includes the exercise in full of the underwriters’ option to purchase an additional 1,436,429 shares of common stock. Of these shares, 9,945,020 were sold by the Company and 1,067,604 were sold by selling stockholders. Net proceeds from both the Offering and the over-allotment option, after underwriting discounts and commissions of $8,652 and other offering expenses of $2,361, were $133,190, which the Company received on October 3, 2006. The net proceeds were used to repay outstanding indebtedness under the Wachovia Warehouse Interim Facility. As of March 31, 2007 and December 31, 2006, 30,731,342 and 30,601,142 shares of our common stock were issued and outstanding, respectively.

Comprehensive Income

The following table summarizes the Company’s comprehensive income for the three months ended March 31, 2007, and 2006, respectively:

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006
Net income	$1,575	$5,665
Unrealized gain (loss) on CMBS securities available for sale and cash flow hedges	(10,555)	4,095

Comprehensive Income	$(8,980)	$9,760

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

In March 2007, 130,200 shares of restricted stock and options to purchase 66,500 shares of the Company’s common stock with an exercise price of $13.08 per share were issued to certain employees of the Company’s Manager under the 2005 Equity Incentive Plan. Options granted under the 2005 Equity Incentive Plan are exercisable at the fair market value on the date of the grant and, expire five years from the date of the grant, subject to termination of employment. These options are not transferable other than at death and are exercisable ratably over a three year period commencing one year from the date of the grant.

As of March 31, 2007, 271,945 awards were available for issuance, and 786,322 restricted shares and 941,733 options have been issued, net of forfeitures, under the 2005 Equity Incentive Plan.

The fair value of the options was estimated by reference to the Black-Scholes-Merton formula, a closed-form option pricing model. Given the short history of the Company as a publicly-traded company, the Company estimated the volatility of its stock based on available information on volatility of stocks of other publicly held companies in the industry. Since the 2005 Equity Incentive Plan has characteristics significantly different from those of traded options, and since the assumptions used in such model, particularly the volatility assumption, are subject to significant judgment and variability, the actual value of the options could vary materially from management’s estimate. The assumptions used in such model as of March 31, 2007 are provided in the table below:

Input Variables	June 2005 Grant	January 2006 Grant	August 2006 Grant	September 2006 Grant	March 2007 Grant
Remaining term (in years)	3.2	3.8	4.4	4.5	4.9
Risk-free interest rate	4.5%	4.5%	4.5%	4.5%	4.5%
Volatility	20.8%	20.6%	21.8%	21.8%	22.0%
Dividend yield	7.9%	7.9%	7.9%	7.9%	7.9%
Estimated Fair Value	$0.69	$0.72	$0.83	$0.83	$1.23

The assumptions used in such model as of March 31, 2006 are provided in the table below:

Input Variables	June 2005 Grant	January 2006 Grant
Remaining term (in years)	4.2	4.8
Risk-free interest rate	4.8%	4.8%
Volatility	20.8%	20.5%
Dividend yield	9.5%	9.5%
Estimated Fair Value	$0.99	$0.94

NOTE 13—INCOME TAXES

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company adopted FIN48 effective January 1, 2007 and it had no material effect on our financial statements. Upon adoption of FIN 48, we have elected an accounting policy to classify accrued interest and penalties related to unrecognized tax benefits in our income tax provision. Previously, our policy was to classify interest and penalties as an operating expense in arriving at pretax income. The Company has no accrued interest and penalties recorded as of March 31, 2007 related to the unrecognized tax benefits.

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

The Company uses interest rate swaps and basis swaps to hedge all or a portion of the interest rate risk associated with its borrowings. The counterparties to these contractual arrangements are Credit Suisse International, Deutsche Bank AG, New York, and Wachovia Bank N.A., with which the Company and its affiliates may also have other financial relationships. In the event of nonperformance by counterparty, the Company is potentially exposed to credit loss. However, the Company anticipates that the counterparties will not fail to meet their obligations under the interest rate swap agreements. On the date the Company enters into a derivative contract, the derivative is designated as: (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized liability (“cash flow” hedge); (2) a hedge of exposure to fair value of a recognized fixed-rate asset; or (3) a contract not qualifying for hedge accounting (“free standing” derivative).

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

The following table summarizes the fair value of the derivative instruments held as of March 31, 2007:

Contract	Estimated Fair Value at March 31, 2007
Derivatives designated as cash flow hedges	$(4,224)
Free-standing hedges	171

In connection with CDO II, the Company terminated 24 and partially unwound five effective cash flow hedges, or interest rate swaps, with a total notional amount of $398,383. A total termination value of approximately $8,045 was paid to the Company’s counterparties on April 2, 2007. Additionally, the Company entered into 15 interest rate swaps and three basis swaps with aggregate notional amounts of approximately $622,957 million and $235,053, respectively.

The following table summarizes the fair value of the derivative instruments held as of December 31, 2006:

Contract	Estimated Fair Value at December 31, 2006
Derivatives designated as cash flow hedges	$(7,739)
Free-standing hedges	255

NOTE 15—EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. In accordance with SFAS No. 128 “Earnings Per Share,” certain shares of nonvested restricted stock are not included in the calculation of basic EPS (even though shares of nonvested restricted stock are legally outstanding). Diluted earnings per share takes into account the effect of dilutive instruments, such as common stock options and shares of unvested restricted common stock, but use the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding (treasury stock method). The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2007:

Three Months Ended March 31, 2007
Basic:
Net income	$1,575
Weighted-average number of shares outstanding	30,162
Basic earnings per share	$0.05
Diluted:
Net income	$1,575
Weighted-average number of shares outstanding	30,162
Plus: Incremental shares from assumed conversion of dilutive instruments	228
Adjusted weighted-average number of shares outstanding	30,390
Diluted earnings per share	$0.05

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2006:

Three Months Ended March 31, 2006
Basic:
Net income	$5,665
Weighted-average number of shares outstanding	20,000
Basic earnings per share	$0.28
Diluted:
Net income	$5,665
Weighted-average number of shares outstanding	20,000
Plus: Incremental shares from assumed conversion of dilutive instruments	161
Adjusted weighted-average number of shares outstanding	20,161
Diluted earnings per share	$0.28

NOTE 16—DIVIDENDS

On March 15, 2007, the Company declared dividends of $0.21 per share of common stock, payable with respect to the three month period ended March 31, 2007, to stockholders of record at the close of business on March 30, 2007. The Company paid these dividends on April 16, 2007.

NOTE 17—SUBSEQUENT EVENTS

In March 2007, Wachovia Bank N.A., acted as the exclusive structurer and placement agent with respect to the Company’s second CDO transaction totaling $1,000,000, which priced on March 2, 2007, and closed on April 2, 2007. The Company sold $880,000 of bonds with an average cost of 90-day LIBOR plus 40.6 basis points and retained 100% of the equity interests in the Company’s CDO subsidiary that issued the CDO notes consisting of preferred and common shares. The notes issued by the Company’s CDO subsidiary are secured initially by a portfolio of whole loans, B Notes, mezzanine loans and CMBS. The Company’s Manager will act as the collateral manager for the Company’s CDO subsidiary but will not receive any fees in connection therewith. The Company is the advancing agent in connection with the issuance of the CDO notes. CDO II is not a QSPE as defined under SFAS 140 due to certain permitted activities of CDO II that are not consistent with activities of a QSPE permitted under SFAS 140, such as having the ability to sell impaired securities and acquire replacement securities with the proceeds at the discretion of the collateral administrator. CDO II will be consolidated in the financial statements of the Company and the Company will account for the CDO II transaction as a financing. The collateral assets that the Company transferred to CDO II will be reflected in the Company’s balance sheet. The bonds issued to third parties will be reflected as debt on the Company’s balance sheet at June 30, 2007. In connection with the CDO transaction, the Company terminated 24 and partially unwound five effective cash flow hedges, or interest rate swaps with a total notional amount of $398,383.

On April 25, 2007, the Company announced that Keith Gollenberg, chief executive officer, president and a director of the Company, resigned as a member of the Board of Directors of the Company (the “Board of Directors”) and stepped down from his role as chief executive officer and president of the Company, effective immediately. Ray Wirta, non-executive chairman of the Board of Directors, was appointed executive chairman of the Board of Directors, and interim chief executive officer and president of the Company. Additionally, the Company announced that in the near term it will no longer pursue equity real estate investments through joint ventures, and will concentrate solely on the fixed-income arena. The Company has invested $76,000 in equity real estate assets and will continue to manage these assets in accordance with their original business plan, subject to taking advantage of early opportunities to profitably exit them.

On May 4, 2007, the Company foreclosed its subordinated mortgage on the Rodgers Forge property, with a carrying amount of $22,100 as of April 30, 2007. The Company was the successful bidder at the foreclosure sale, which is now subject to judicial confirmation.

On May 9, 2007, the Company foreclosed on its security interest in the ownership interest in the Pavilion property, with a carrying amount of $37,000 as of April 30, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Unless the context requires otherwise, all references to “we,” “our,” and “us” in this quarterly report mean CBRE Realty Finance, Inc., a Maryland corporation, and our wholly owned subsidiaries.

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

We believe that we have access to many investment and finance opportunities that emerge from our affiliation with CBRE. We source our investments through two primary channels: our unique relationship with the CBRE/Melody origination system, which we refer to as the affiliated CBRE system; and the origination capabilities of our management team, including their relationships with borrowers, sellers of whole loans and various financial institutions and other financial intermediaries, which we refer to as our internal origination system. The combination of these systems allows us to consider a high volume of investment opportunities which allows us to be highly selective about which opportunities we pursue.

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

Because of the high relative valuation of debt instruments in the current market and a generally increasing interest rate environment, we have managed our exposure to interest rate changes that could affect our liquidity. We generally match our assets and liabilities in terms of base interest rates (generally 30-day LIBOR) and expected duration. We issued collateralized debt obligations, or CDOs, which enabled us to secure term financing and match fund our assets and liabilities to achieve our financing and return objectives.

As of March 31, 2007, we held investments of approximately $1.57 billion, including origination costs and fees, and net of repayments and sales of partial interests in loans. As of March 31, 2007, our investment portfolio consisted of the following (dollars in thousands):

				Weighted Average
Security Description	Carrying Value	Number of Investments	Percent of Total Investments	Coupon	Yield to Maturity	LTV
Whole loans(1)	$814,641	34	51.9%	6.90%	6.69%	67%
B Notes	163,527	7	10.4%	9.19%	9.20%	72%
Mezzanine loans	237,202	12	15.1%	9.49%	9.17%	77%
CMBS	284,882	65	18.2%	6.15%	7.12%	—
Joint venture investments(2)	69,167	8	4.4%	—	—	—

Total	$1,569,419	126	100.0%

(1)	Includes originated whole loans, acquired whole loans and bridge loans.
(2)

Includes our equity investment in two limited liability companies which are deemed to be VIEs and which we consolidate in our audited financial statements because we are deemed to be the primary beneficiary of these VIEs under FIN 46R.

We expect approximately 40% to 60% of our annual production to be sourced though the affiliated CBRE system. The following table depicts our investment activity for the three months ended March 31, 2007 and the year ended December 31, 2006 and the percentage of such investment activity sourced through the affiliated CBRE System (dollars in millions):

	2007	2006
Total Investments	$225.3	$1,041.3
Percentage Sourced through Affiliated CBRE System	38.4%	62.6%
Percentage Sourced through Internal Origination System	7.3%	4.9%

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

We believe that the real estate business is influenced by a number of general economic and specific real estate factors. Those factors include, among other things, the level and direction of interest rates, inflation, capital flows, job creation, income levels and new supply of real estate properties. We believe most of these are moving in a positive direction. The U.S. economy grew at a 3.5% rate in the fourth quarter of 2006, up from a 2.0% rate in the third quarter of 2006, although economic growth slowed to 1.3% in the first quarter of 2007, hurt by a slumping housing market and weak trade. The monetary policy decisions of the Federal Open Market Committee, or FOMC, in 2006 were intended to foster sustainable economic expansion and to promote a return to low and stable inflation. In that regard, we believe that the economic outlook for 2007 and 2008 appears favorable with the predominant policy concern being that inflation will fail to moderate as projected. The U.S. economy has been producing new jobs at a positive pace, income levels are increasing and new supply of space is being constrained by a variety of costs, including increased costs of new construction. Our general view is that most commercial real estate product classes should continue to perform well given the current economic environment and real estate fundamentals.

Interest rates are still at historically low levels with little or no indication that they will rise in the near future. The yield curve indicates that interest rates will likely decline in the future, although on May 9, 2007, the FOMC left interest rates unchanged for a seventh straight time and held the federal funds rate at 5.25%. Although rising interest rates can have a negative effect on the broad economy and the real estate markets, we do not believe that we will experience a sizeable or swift increase in interest rates over the next few years. Due to our focus on match funding investments, our portfolio should continue to perform well in an increasing interest rate environment. The commercial real estate debt market has experienced very low default rates and we expect this trend to continue.

Capital flows to real estate increased in 2006 and are likely to continue to grow in 2007. As an asset class, real estate continues to appeal to a broad mix of investors having a diverse set of investment objectives including current yield and capital appreciation. We believe that real estate continues to look attractive to investors on both an absolute basis and relative to alternative investments. The increased capital flows have resulted in increased competition and lower asset spreads in most of 2006 on debt instruments but also have reduced our cost of funds. The recent volatility in the fixed income market has led to a modest widening of asset spreads than the previous prevailing levels. These capital flows will likely continue even as interest rates moderate.

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Revenues

Investment income increased by $14.4 million to $25.5 million for the three months ended March 31, 2007, from $11.1 million for the three months ended March 31, 2006, as the overall investment portfolio increased to $1.57 billion at March 31, 2007 from $675.9 million at March 31, 2006. Primarily, the increase in the first quarter of 2007 was generated by the increase in carrying value of our whole loans ($8.7 million), B Notes ($1.5 million), mezzanine loans ($1.3 million) and CMBS ($3.2 million).

Real estate operating income increased by $1.0 million to $1.7 million for the three months ended March 31, 2007, from $0.7 million for the three months ended March 31, 2006, which primarily represents rental income from our two consolidated joint ventures.

Other income decreased by $0.2 million to $0.4 million for the three months ended March 31, 2007, from $0.6 million for the three months ended March 31, 2006, which represents interest earned on cash balances primarily from overnight repurchase investments.

Expenses

Interest expense increased by $12.1 million to $17.6 million for the three months ended March 31, 2007, from $5.5 million for the three months ended March 31, 2006, of which $7.2 million represents interest on our CDO I financing, which had a weighted average spread to 30-day LIBOR of 51 basis points (or 5.83%), $3.5 million represents interest on borrowings on our warehouse facilities, which had a weighted average spread to 30-day LIBOR of 78 basis points (or 6.10%), $0.5 million represents interest on our consolidated real estate joint venture mortgages, and $1.0 million represents interest on our trust preferred securities. The remaining balance in interest expense is comprised of $0.4 million of net swap interest income related to our derivative contracts, $0.4 million of amortization of deferred financing costs related, primarily, to the closing of our warehouse facilities and our CDO I financing, $0.1 million of servicing fees.

Management fees increased by $0.7 million to $2.1 million for the three months ended March 31, 2007 from $1.4 million for the three months ended March 31, 2006, attributable to the equity raised through our September 2006 initial public offering, or IPO, which represent fees paid or payable to our Manager under our management agreement.

General and administrative expenses decreased by $0.7 million to $1.8 million for the three months ended March 31, 2007, from $2.5 million for the three months ended March 31, 2006. The decrease was attributable to $0.1 million from professional fees, insurance, and general overhead costs and offset by an increase of $0.2 million from purchase and acquisition investment activity. Stock-based compensation expenses decreased $0.8 million for the three months ended March 31, 2007. This represents the cost of restricted stock and options granted to our Manager, our executive officers and directors and our Manager. The restricted stock and options for our directors will vest one year from the date of grant and for all other grantees will vest equally over a three-year period. The shares of restricted stock receive dividends as declared and paid. The compensation expense recorded for the three months ended March 31, 2007 represents a ratable portion of the expense based on the fair value of these shares and options over their vesting period.

The management fees, expense reimbursements, formation costs and the relationship between our Manager, our affiliates and us are discussed further in “—Related Party Transactions.”

Loss on sale of investments

Loss on sale of investments increased by $0.1 million to $0.3 million for the three months ended March 31, 2007, from $0.2 million for the three months ended March 31, 2006. The loss in 2007 is related to the sale of a CMBS investment and the loss in 2006 is related to the sale of a senior note.

Gains on derivatives

Gains on derivatives decreased by $3.4 million to a $0.1 million loss for the three months ended March 31, 2007 from a $3.3 million gain for the three months ended March 31, 2006, of which the decrease was attributable to $2.8 million from terminated interest rate swaps and $0.5 million was an unrealized gain related to our interest rate swaps in the first quarter of 2006 as well as a $0.1 million loss comprised of realized and unrealized gains related in the first quarter of 2007.

Equity in net loss of unconsolidated joint ventures

Equity in net loss of unconsolidated joint ventures increased by $2.5 million to $2.5 million for the three months ended March 31, 2007 from zero for the three months ended March 31, 2006, primarily resulting from five joint ventures having operations in the current quarter while the prior period only reflected partial operations for two joint ventures. The first quarter of 2007 had depreciation and amortization of $2.9 million, including $1.8 million impact from our joint venture partner, Everest Partners, which consisted of finalized purchase accounting adjustments on the Shiraz and GS Portfolio investments, offset by $0.4 million of property operating income.

Risk Management

Non-Performing Loans

Non-performing loans include all loans on non-accrual status and repossessed real estate collateral. We transfer loans to non-accrual status at such time as: (1) we determine the borrower is incapable of curing, or has ceased efforts towards curing the cause of a default; (2) the loan becomes 90 days delinquent; (3) the loan has a maturity default; or (4) the net realizable value of the loan’s underlying collateral approximates our carrying value of such loan. Interest income is recognized only upon actual cash receipt for loans on non-accrual status. During the three months ended March 31, 2007, we funded an additional $4.4 million to its $31.8 million non-performing asset to cure the default on the senior loan, pay real estate taxes and pay for attorney and appraisal services relative to the loan. At March 31, 2007, the balance of this non-performing asset was $36.2 million representing 2.05% of total assets, compared to $31.8 million, or 1.28% of total assets at December 31, 2006, and no repossessed real estate collateral. In addition, in April 2007 we funded an additional $0.8 million on the senior loan to further protect our investment. On May 9, 2007, we foreclosed on the underlying asset and we will own the asset and control the exit strategy. We believe, and third party appraisals support, that there is collateral value in excess of the book value for this asset.

Watch List Assets

We conduct a quarterly comprehensive credit review, resulting in an individual risk classification being assigned to each asset. This review is designed to enable us to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an “early warning system.” During the three months ended March 31, 2007, we funded an additional $1.8 million to cure the default on the senior loan, pay real estate taxes and pay for attorney and appraisal services relative to the loan. At March 31, 2007, the balance of our watch list asset was $21.8 million representing 1.23% of total assets, compared to $19.5 million, or 1.28% of total assets at December 31, 2006, and no repossessed real estate collateral. In addition, in April 2007 we funded an additional $0.3 million on the senior loan to further protect our investment. On May 4, 2007, we foreclosed on the underlying asset and subject to an estimated 30-60 day judicial ratification process, we will own the asset and control the exit strategy. We believe, and third party appraisals support, that there is collateral value in excess of our book value for this asset.

Liquidity and Capital Resources

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends and for other general business needs. Our primary sources of funds for short-term liquidity, including working capital, distributions and additional investments consist of (i) funds raised from our June 2005 private offering and our IPO; (ii) funds raised from our July 2006 issuance of trust preferred securities (iii) cash flow from operations; (iv) borrowings under our master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch, which we refer to as the DB Warehouse Facility and one master repurchase agreement with Wachovia Bank, N.A., which we refer to as the Wachovia Warehouse Facility; (v) proceeds from our CDOs or other forms of financing or additional securitizations or CDO offerings; (vi) proceeds from additional common or preferred equity offerings or offerings of trust preferred securities; and (vii) proceeds from principal payments on our investments. We believe these sources of funds will be sufficient to meet our short-term liquidity requirements.

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

Capitalization

On September 27, 2006, we priced our Initial Public Offering, or IPO, of common stock, with public trading of our common stock commencing on September 28, 2006. We sold 11,012,624 shares of our common stock in our IPO at a price of $14.50 per share, which includes the exercise in full of the underwriters’ option to purchase an additional 1,436,429 shares of common stock. Of these shares, 9,945,020 were sold by us and 1,067,604 were sold by selling stockholders. Net proceeds from both our IPO and the over allotment option, after underwriting discounts and commissions of approximately $8.7 million and other offering expenses of approximately $2.4 million, were approximately $133.2 million, which we received on October 3, 2006. The net proceeds were used to repay debt on the Wachovia Warehouse Interim Facility (as defined below). The shares are included in the outstanding share count as of September 30, 2006 with the net proceeds recorded as contra equity (common stock subscriptions receivable) on the balance sheet.

On March 7, 2007, 130,200 shares of restricted stock and options to purchase 66,500 shares of our common stock with an exercise price of $13.08 per share were issued to certain employees of the Manager under the 2005 equity incentive plan. Options granted under the 2005 equity incentive plan are exercisable at the fair market value on the date of the grant and, expire five years from the date of the grant, subject to termination of employment. These options are not transferable other than at death and are exercisable ratably over a three year period commencing one year from the date of the grant.

As of March 31, 2007, 786,322 shares of restricted common stock, net of forfeitures, and options to purchase 875,233 shares of common stock, net of forfeitures, and options to purchase 66,500 shares of common stock, net of forfeitures, with an exercise price of $15.00 per share and $13.08 per share, respectively, have been issued under our 2005 equity incentive plan. These restricted shares and options have a vesting period of three years from the date of grant (except with respect to 2,668 restricted shares which vested one year from the date of grant). As of March 31, 2007, 271,945 awards were available for issuance under our 2005 equity incentive plan.

Warehouse Lines

DB Warehouse Facility

On August 30, 2005, we entered into two facilities with Deutsche Bank AG, Cayman Islands Branch, or Deutsche Bank, that provided $650.0 million of aggregate borrowing capacity.

We have a $400.0 million master repurchase agreement, or the DB Warehouse Facility, which had an initial repurchase date of August 29, 2006. Our TRS is also a party to this agreement and we and our TRS are jointly and severally liable thereunder. The repurchase date is currently being automatically extended for an additional day on a daily basis, without any action required to be taken by the lender or us, until the lender delivers to us in writing a termination notice of such daily automatic extension feature. In such event, the repurchase date shall be the day 364 days after the date of the written termination notice. Advances under this facility bear interest only, which is reset monthly, with a pricing spread of 50 basis points over 30-day LIBOR. Based on our investment activities, this facility provides for an advance rate of between 80% and 90% based upon the collateral provided under a borrowing based calculation. This facility finances our whole loan originations and acquisitions. As of March 31, 2007 and December 31, 2006, the outstanding balance under this facility was approximately $14.3 million and $14.3 million, respectively, with a current weighted average interest rate of 5.82% and 5.85%, respectively. As of March 31, 2007, we had approximately $385.7 million of additional capacity under this facility to fund future investments. The borrowings under this facility are collateralized by the following investments (dollars in thousands):

Investment Type	Number of Investments	Carrying Value
Whole Loans	1	$16,000

We also had a $250.0 million repurchase agreement with Deutsche Bank which terminated on November 29, 2006.

The DB Warehouse Facility contains certain covenants, the most restrictive of which are requirements that we maintain a minimum tangible net worth of no less than $125.0 million, a minimum debt service coverage of not less than 1.5 to 1 in the aggregate, a ratio of indebtedness-to-tangible net worth not to exceed 3.5 to 1, and minimum cash or marketable securities of not less than (i) $10.0 million for a debt-to-book ratio above 2 to 1; (ii) $5.0 million for a debt-to-book equity ratio between 1 to 1 and 2 to 1; and (iii) $3.0 million for a debt-to-book equity ratio of below 1 to 1. We were in compliance with all covenants and restrictions as of March 31, 2007 and December 31, 2006.

Bank of America Warehouse Facilities

In January and February, 2006, we entered into two facilities with Banc of America Securities, LLC and Bank of America N.A., or the Bank of America Warehouse Facilities, that provided $450.0 million of aggregate borrowing capacity.

We have a $200.0 million master repurchase agreement, which has an initial repurchase date of (1) January 26, 2007 or (2) the date on which a second CDO transaction sponsored by us closes. The repurchase date shall be extended for up to two additional 364-day periods following the initial repurchase date at the buyer’s sole discretion, provided that, if we intend to extend the repurchase date, (i) the buyer agrees to such extension within 30 days of receipt of our written notice to extend the repurchase date, which shall have been delivered to the lender at least 90 days but no more than 120 days prior to the initial repurchase date and (ii) with respect to the second extension, no default or an event of default (as defined in the repurchase agreement) has occurred or be continuing. In such event, the maturity date shall be the day 364 days after the date of the written termination notice. On January 25, 2007 the repurchase date was extended until the earliest of (a) April 15, 2007 or (b) the date on which a second CDO transaction sponsored by us closes. On April 2, 2007, in conjunction with the second CDO transaction, all outstanding obligations were paid and the facility was closed. Advances under this facility bear interest only, which is reset monthly, with a range of pricing spreads of 50 to 170 basis points over 30-day LIBOR. Based on our investment activities, this facility provides for an advance rate of between 55% and 95% based upon the collateral provided under a borrowing based calculation. This facility finances our origination or acquisition of whole loans, subordinate mortgage interests and CMBS. As of March 31, 2007 and December 31, 2006, the outstanding balance under this facility was approximately $57.3 million and $57.3 million, respectively, with a current weighted average interest rate of 6.13% and 6.16%, respectively. As of March 31, 2007, we had approximately $142.7 million of additional capacity under this facility to fund future investments. The borrowings under this facility are collateralized by the following investments (dollars in thousands):

Investment Type	Number of Investments	Carrying Value
Subordinated Debt	1	$20,000
CMBS	11	$47,123

In addition, we have a $250.0 million master repurchase agreement, which had an initial repurchase date of February 12, 2007. This repurchase date shall be extended for up to two additional 364-day periods following the initial repurchase date at the buyer’s sole discretion, provided that, if we intend to extend the repurchase date, (i) the buyer agrees to such extension within 30 days of receipt of our written notice to extend the repurchase date, which shall have been delivered to the lender at least 90 days but no more than 120 days prior to the initial repurchase date and (ii) with respect to the second extension, no default or an event of default (as defined in the repurchase agreement) has occurred or be continuing. Our TRS is also a party to this agreement and we and our TRS are jointly and severally liable thereunder. Advances under this facility bear interest only, which is reset monthly, with a range of pricing spreads of 50 to 120 basis points over 30-day LIBOR. Based on our investment activities, this facility provides for an advance rate of between 55% and 92.5% based upon the collateral provided under a borrowing base calculation. This facility finances whole loan originations and acquisitions. In conjunction with the second CDO transaction, the facility was closed on April 2, 2007. As of March 31, 2007, nothing was outstanding under this facility.

The Bank of America Warehouse Facilities contain certain covenants, the most restrictive of which are requirements that we maintain a minimum tangible net worth of no less than $250.0 million, a minimum debt service coverage of not less than 1.5 to 1 in the aggregate, a ratio of total liability to total assets greater than 0.80 to 1.0, and minimum cash and marketable securities of not less than $10.0 million. We were in compliance with all covenants and restrictions as of March 31, 2007 and December 31, 2006.

Wachovia Warehouse Facility

In July 2006, we entered into a mortgage loan purchase agreement with Wachovia Bank, N.A., or Wachovia, that provided $175.0 million of aggregate borrowing capacity, or the Wachovia Warehouse Interim Facility. The borrowings under this facility were paid off on October 4, 2006 and the facility was terminated.

In August 2006, we entered into a master repurchase agreement with Wachovia, or the Wachovia Warehouse Facility, that provided $300.0 million of aggregate borrowing capacity. On December 15, 2006 and February 8, 2007, the aggregate borrowing capacity was increased to $500.0 million and $700.0 million, respectively, and the increase period expires on May 1, 2007. After the expiration of the increase period the maximum borrowing capacity will be $300.0 million. The Wachovia Warehouse Facility has an initial fixed repurchase date of August 24, 2009, which may be extended for a period not to exceed 364 days upon our written request to the buyer at least 30 days, but no more than 60 days, prior to the initial repurchase date, if (i) no default or event of default (as defined in the repurchase agreement) has occurred or is continuing and (ii) upon our payment to the buyer of a certain extension fee. Based on our investment activities, this facility provides for an advance between 50% and 95% based upon the collateral provided under a borrowing based calculation. Advances under this facility bear interest only, which is reset monthly, with a range of pricing spreads from 20 to 200 basis points over 30-day LIBOR. This facility finances our origination or acquisition of whole loans, subordinate mortgage interests and CMBS. As of March 31, 2007, and December 31, 2006, the outstanding balance under this facility was approximately $593.3 million and $361.8 million, respectively, with a weighted average borrowing rate of 6.10% and 6.03%, respectively. On April 2, 2007, in conjunction with the second CDO transaction, we paid off $517,701 of the outstanding debt. As of March 31, 2007, we had $106.7 million of capacity under this facility to fund future investments. The borrowings under this facility were collateralized by the following investments (dollars in thousands):

Investment Type	Number of Investments	Carrying Value
Whole Loans	18	$483,348
Subordinated Debt	3	$83,545
CMBS	26	$126,035

The Wachovia Warehouse Facility contains certain covenants, the most material of which are requirements that we maintain a minimum tangible net worth of no less than the sum of $250.0 million, a ratio of total liability to total assets greater than 0.80 to 1.0 (for the $300.0 million Wachovia Warehouse Facility) and 75% of the net proceeds of the issuance by us of any capital stock of any class and minimum cash and marketable securities of not less than $10.0 million. Additionally, at no time shall the consolidated interest coverage ratio by us for the immediately preceding fiscal quarter be less than 1.3 to 1.0 during the fiscal quarter ended on March 31, 2007 and the fiscal quarter ending June 30, 2007. On May 9, 2007, we received from Wachovia a one-time waiver of two financial covenants which we were not in compliance with as of March 31, 2007: (i) we are prohibited from making distributions in excess of 100% of our adjusted FFO for the immediately preceding fiscal quarter and (ii) we may not incur standard trade payables in excess of $500,000. We were in compliance with all other covenants and conditions as of March 31, 2007 and with all covenants and conditions as of December 31, 2006.

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

This potential change would not affect the economics of the transactions but would affect how the transactions are reported in our financial statements. If we were to apply this view to our transactions, for the quarter ended March 31, 2007 and December 31, 2006, the change in net income per common diluted share would be immaterial and our total assets and total liabilities would each be reduced by $66.3 million and $14.9 million, respectively.

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

Deutsche Bank Securities Inc. acted as the exclusive structurer and placement agent with respect to a CDO transaction totaling approximately $600.0 million, which closed on March 28, 2006. We retained 100% of the equity interests in our CDO subsidiary that issued the CDO notes consisting of preference and common shares as well as 100% of the non-rated debt tranches. The notes issued by our CDO subsidiary are secured initially by a portfolio of whole loans, B Notes, mezzanine loans and CMBS. Our Manager acted as the collateral manager for our CDO subsidiary but did not receive any fees in connection therewith. We acted as the advancing agent in connection with the issuance of the CDO notes. As of March 31, 2007, our CDO subsidiary is leveraged as follows:

	Carrying Amount at 3/31/07	Stated Maturity	Interest Rate	Weighted Average Expected Life (years)
CDO I Bonds	$508,500	3/25/2046	5.83%	7.4

In March 2007, Wachovia Bank N.A., acted as the exclusive structurer and placement agent with respect to our second CDO transaction totaling $1.0 billion, which priced on March 2, 2007, and closed on April 2, 2007. We sold $880.0 million of bonds with an average cost of 90-day LIBOR plus 40.6 basis points and retained 100% of the equity interests in our CDO subsidiary that issued the CDO notes consisting of preference and common shares. The notes issued by our CDO subsidiary are secured initially by a portfolio of whole loans, B Notes, mezzanine loans and CMBS. Our Manager will act as the collateral manager for our CDO subsidiary but will not receive any fees in connection therewith. We are the advancing agent in connection with the issuance of the CDO notes. In connection with our second CDO transaction, we terminated 24 and partially unwound five effective cash flow hedges, or interest rate swaps, with a total notional amount of approximately $398.4 million. A total termination value of approximately $8.0 million was paid to our counterparties on April 2, 2007. Additionally, we entered into 15 interest rate swaps and three basis swaps with aggregate notional amounts of approximately $623.0 million and $235.1 million.

Mortgage Indebtedness

On December 14, 2005, our consolidated joint venture, Springhouse Apartments, LLC, obtained a $26.2 million loan in connection with the acquisition of real estate located in Prince George’s County, Maryland. The loan is collateralized by the aforementioned property, is guaranteed by Bozzuto and Associates Inc., our joint venture partner, matures on December 14, 2008, and bears interest at 30-day LIBOR plus 1.75%. As of March 31, 2007 and December 31, 2006, the outstanding balance was $25.6 million and $25.6 million, respectively, at a rate of 7.07% and 7.10%, respectively.

On March 28, 2006, our consolidated joint venture, Loch Raven Village Apartments-II, LLC, obtained a $29.2 million loan in connection with the acquisition of real estate located in Baltimore, Maryland. The loan is collateralized by the aforementioned property, is guaranteed by Bozzuto and Associates Inc., our joint venture partner, matures on April 1, 2009, and bears interest at a fixed rate of 5.96%. As of March 31, 2007 and December 31, 2006, the outstanding balance was $26.9 million and $26.6 million, respectively.

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

Contractual Obligations

The table below summarizes our contractual obligations as of March 31, 2007. The table excludes contractual commitments related to our derivatives, which we discuss in “Qualitative and Quantitative Disclosures about Market Risk,” and the incentive fee payable under the management agreement that we have with our Manager, which we discuss in Related Party Transactions because those contracts do not have fixed and determinable payments.

	Contractual commitments (in thousands) Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
CDO I bonds payable	$508,500	$—	$—	$—	$508,500
Wachovia Warehouse Facility	593,326	593,326	—	—	—
Bank of America Warehouse Facilities	57,304	57,304	—	—	—
DB Warehouse Facility	14,336	14,336	—	—	—
Mortgage payable(1)	52,561	—	52,561	—	—
Trust preferred securities	50,000	—	—	—	50,000
Base management fees(2)	8,151	8,151	—	—	—

Total	$1,284,178	$673,117	$52,561	$—	$558,500

(1)	Non-recourse to us.
(2)	Calculated only for the next 12 months based on our current gross stockholders’ equity, as defined in our management agreement.

Off-Balance Sheet Arrangements

As of March 31, 2007, we had approximately $55.0 million of equity interests in six joint ventures as described in Note 7 to our financial statements for the three months ended March 31, 2007, included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2007. As of December 31, 2006, we had approximately $41.0 million of equity interests in five joint ventures.

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

Related Party Transactions

Management Agreement

On June 9, 2005, we entered into a management agreement with our Manager, which provides for an initial term through December 31, 2008 with automatic one-year extension options for each anniversary date thereafter and is subject to certain termination rights. After the initial term, our independent directors will review our Manager’s performance annually and the management agreement may be terminated subject to certain termination rights. Our executive officers own approximately 26.1% of the Manager. We pay our Manager an annual management fee monthly in arrears equal to 1/12 of the sum of (i) 2.0% of our gross stockholders’ equity (as defined in the management agreement), or equity, of the first $400.0 million of our equity and (ii) 1.75% of our gross stockholders’ equity in an amount in excess of $400.0 million and up to $800.0 million and (iii) 1.5% of our gross stockholders’ equity in excess of $800.0 million. Additionally, from July 26, 2006 to September 27, 2006, we considered the outstanding trust preferred securities as part of gross stockholders’ equity in calculating the base management fee. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. For the quarter ended March 31, 2007 and 2006, we paid approximately $2.1 million and $1.4 million, respectively, to our Manager for the base management fee under the management agreement. As of March 31, 2007, $0.7 million of management fees were accrued and constituted the management fee payable on our balance sheet.

In addition to the base management fee, our Manager may receive quarterly incentive compensation. The purpose of the incentive compensation is to provide an additional incentive for our Manager to achieve targeted levels of Funds From Operations (as defined in the management agreement) (after the base management fee and before incentive compensation) and to increase our stockholder value. Our Manager may receive quarterly incentive compensation in an amount equal to the product of: (i) twenty-five percent (25%) of the dollar amount by which (A) our Funds From Operations (after the base management fee and before the incentive fee) per share of our common stock for such quarter (based on the weighted average number of shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of our common stock in our June 2005 private offering and the prices per share of our common stock in any subsequent offerings (including our IPO), multiplied by (2) the greater of (a) 2.25% or (b) 0.75% plus one-fourth of the Ten Year Treasury Rate (as defined in the management agreement) for such quarter, multiplied by (ii) the weighted average number of shares of our common stock outstanding during the such quarter. We will record any incentive fees as a management fee expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the management agreement. No amounts had been paid or were payable for incentive compensation under the management agreement as of March 31, 2007 and December 31, 2006.

The management agreement also provides that we will reimburse our Manager for various expenses incurred by our Manager or its affiliates for documented expenses of our Manager or its affiliates incurred on our behalf, including but not limited to costs associated with formation and capital raising activities and general and administrative expenses. Without regard to the amount of compensation received under the management agreement, our Manager is responsible for the wages and salaries of its officers and employees. For the quarter ended March 31, 2007 and 2006, we paid or had payable $0.2 million and $0.2 million, respectively, to our Manager for expense reimbursements, of which $0.1 million were accrued and are included in other liabilities on our balance sheet as of March 31, 2007.

GEMSA Servicing

GEMSA Loan Services, L.P., which we refer to as GEMSA, is utilized by us as a loan servicer. GEMSA is a joint venture between CBRE/Melody and GE Capital Real Estate. GEMSA is a rated master and primary servicer. Our fees for GEMSA’s services are at market rates.

For the quarter ended March 31, 2007 and 2006, we paid or had payable an aggregate of approximately $53,000 and $7,000, respectively, to GEMSA in connection with its loan servicing of a part of our portfolio.

Affiliates

As of March 31, 2007, an affiliate of the Manager, CBRE Melody of Texas, LP and its principals, owned 1.1 million shares of our common stock (which were purchased in our June 2005 private offering), 300,000 shares of restricted common stock, and had options to purchase an additional 500,000 shares of common stock.

Funds from Operations

Funds from Operations, or FFO, which is a non-GAAP financial measure, is a widely recognized measure of REIT performance. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we do. The revised White Paper on FFO approved by the Board of Governors of NAREIT in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated/uncombined partnerships and joint ventures. We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. We also use FFO as one of several criteria to determine performance-based equity bonuses for members of our senior management team. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, interest costs, providing perspective not immediately apparent from net income. We consider gains and losses on the sale of debt investments to be a normal part of our recurring operations and therefore do not exclude such gains or losses while arriving at FFO. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

FFO for the quarter ended March 31, 2007 and 2006 are as follows (dollars in thousands):

	For the Quarter Ended March 31, 2007	For the Quarter Ended March 31, 2006
Funds from operations:
Net income	$1,575	$5,665
Adjustments:
Depreciation	826	123
Gain (losses) from debt restructuring	—	—
Gain (losses) from sale of property	—	—
Funds from discontinued operations	—	—
Real estate depreciation and amortization—unconsolidated ventures	3,168	—

Funds from operations	$5,569	$5,788

Cash flows provided by operating activities	$23,861	$3,606
Cash flows used in investment activities	$(207,951)	$(250,707)
Cash flows provided by financing activities	$212,810	$271,138

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

Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral is determined by an evaluation of operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses. As of March 31, 2007, no impairment has been identified and no valuation allowance has been established.

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

We have identified one mezzanine loan as a variable interest in a VIE and have determined that we are not the primary beneficiary of this VIE and as such the VIE should not be consolidated in our consolidated financial statements. Our maximum exposure to loss would not exceed the carrying amount of this investment of $42.3 million. Our maximum exposure to loss, including CMBS, as a result of our investments in these VIEs was $327.2 million as of March 31, 2007.

We have determined that two of our joint venture investments are VIEs in which we are deemed to be the primary beneficiary and under FIN 46R have consolidated these investments as real estate investments. The primary effect of the consolidation is the requirement that we reflect the gross real estate assets and liabilities, and the property operating income and expense of these entities in our financial statements.

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

We must periodically evaluate each of these loans for possible impairment. Loans and other investments are considered impaired, for financial reporting purposes, when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the original agreement, or, for loans acquired at a discount for credit quality when it is deemed probable that we will be unable to collect as anticipated. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. Changes in market conditions, as well as changes in the assumption or methodology used to determine fair value, could result in a significant change in the recorded amount in our investment. As of March 31, 2007, one mezzanine loan is 120 days delinquent with respect to the scheduled payments of interest. All other loans are current with respect to scheduled payments of principle and interest. No impairment has been identified and no valuation allowance has been established.

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

Stock-Based Payment

We have issued restricted shares of common stock and options to purchase common stock, or equity awards, to our directors, our Manager, employees of our manager and other related persons. We account for stock-based compensation related to these equity awards using the fair value based methodology under FASB Statement No. 123(R), or SFAS 123(R), “Share Based Payment” and EITF 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Compensation cost for restricted stock and stock options issued is initially measured at fair value at the grant date, remeasured at subsequent dates to the extent the awards are unvested and amortized into expense over the vesting period on a straight-line basis.

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the three months ended March 31, 2006 and 2007 would have increased our net interest expense by approximately $1.0 million and $0.3 million, respectively, and increased our investment income by approximately $1.1 million and $0.5 million, respectively.

Our operating results will depend in large part on differences between the income from our loans and our borrowing costs. We generally match the interest rates on our loans with like-kind debt, so that fixed rate loans are financed with fixed rate debt and floating rate loans are financed with floating rate debt, directly or through the use of interest rate swaps or other financial instruments. The objective of this strategy is to minimize the impact of interest rate changes on our net interest income. Currently most of our borrowings, with the exception of the two most junior classes of our CDO bonds (aggregating $44.25 million) and one of our consolidated joint venture mortgages payable of $26.9 million are variable-rate instruments, based on 30-day LIBOR.

In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

We invest in CMBS, which are designated as available-for-sale on our balance sheet. The majority of our CMBS investments is fixed rate securities and is partially financed with floating rate debt. In order to minimize the exposure to interest rate risk we utilize interest rate swaps to convert the floating rate debt to fixed rate debt, which matches the fixed interest rate of the CMBS.

As of March 31, 2007, we have 23 interest rate swap agreements and three basis swap agreements outstanding with an aggregate current notional value of $926.9 million and $235.1 million, respectively, to hedge our exposure on forecasted outstanding LIBOR-based debt. The market value of these interest rate swaps and basis swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there were a 100 basis point decrease in forward interest rates, the fair value of these interest rate swaps and basis swaps would have decreased by approximately $42.7 million at March 31, 2007. If there were a 100 basis point increase in forward interest rates, the fair value of these interest rate swaps and basis swaps would have increased by approximately $40.0 million at March 31, 2007.

One of our consolidated joint ventures entered into an interest rate cap with a notional amount of $25.0 million with a strike price of 4.16% and a maturity date of December 15, 2007.

Our hedging transactions using derivative instruments also involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The counterparty to our derivative arrangements are Credit Suisse International, Deutsche Bank AG, and Wachovia Bank N.A., with a senior unsecured debt credit rating of Aa3 by Moody’s with which we and our affiliates may also have other financial relationships. As a result, we do not anticipate that the counterparty will fail to meet their obligations. There can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

We utilize interest rate swaps to limit interest rate risk. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes. The following table sets forth our derivative instruments as of March 31, 2007:

Type of Hedge	Notional Amount	Swap Rate	Trade Date	Maturity Date	Estimated Value at March 31, 2007
Pay-Fixed Swap	$9,100	5.1320%	2/15/2006	2/17/2012	$(55)
Pay-Fixed Swap	182,155	5.0550%	3/16/2006	10/25/2011	(841)
Pay-Fixed Swap	16,100	5.0850%	3/16/2006	3/1/2011	(81)
Pay-Fixed Swap	26,951	5.1930%	3/28/2006	4/13/2016	(395)
Pay-Fixed Swap	44,736	5.6630%	5/12/2006	2/25/2018	(1,914)
Pay-Fixed Swap	4,250	5.5240%	7/7/2006	7/11/2011	(116)
Pay-Fixed Swap	74,500	5.2720%	8/2/2006	9/1/2011	(1,312)
Pay-Fixed Swap	1,172	5.1910%	8/17/2006	9/1/2011	(17)
Pay-Fixed Swap	36,075	5.1710%	9/19/2006	9/25/2011	(374)
Pay-Fixed Swap	1,856	5.1150%	10/19/2006	11/1/2011	(21)
Pay-Fixed Swap	28,151	4.9470%	12/15/2006	10/25/2011	(44)
Pay-Fixed Swap	5,950	5.1930%	1/30/2007	2/1/2012	(90)
Pay-Fixed Swap	2,125	5.0360%	2/7/2007	2/7/2012	(18)
Pay-Fixed Swap	11,070	5.0000%	2/16/2007	3/1/2012	(75)
Pay-Fixed Swap	336,279	4.9090%	3/2/2007	4/7/2021	951
Pay-Fixed Swap	28,290	4.8420%	3/2/2007	10/7/2011	3
Pay-Fixed Swap	25,000	4.8420%	3/2/2007	10/7/2011	(1)
Pay-Fixed Swap	13,500	4.8420%	3/2/2007	4/9/2012	9
Pay-Fixed Swap	25,000	4.8420%	3/2/2007	1/9/2012	10
Pay-Fixed Swap	23,610	4.8420%	3/2/2007	4/9/2012	16
Pay-Fixed Swap	16,200	4.8420%	3/2/2007	7/7/2015	137
Pay-Fixed Swap	2,835	4.8420%	3/2/2007	10/7/2011	1
Pay-Fixed Swap	12,000	4.8420%	3/2/2007	1/9/2012	3
Basis Swap	97,603	5.3375%	3/2/2007	1/7/2010	(20)
Basis Swap	21,000	5.3325%	3/2/2007	9/15/2011	4
Basis Swap	116,450	5.3350%	3/2/2007	4/7/2010	(19)
LIBOR Cap	25,000	4.1575%	12/15/2005	12/15/2007	206

Total	$1,186,958				$(4,053)

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

Geographic Concentration Risk

As of March 31, 2007, approximately 29%, 19%, 38% and 8% of the outstanding balance of our loan investments had underlying properties in the East, the South, the West, and the Midwest, respectively, as defined by the National Council of Real Estate Investment Fiduciaries, or NCREIF, while the remaining 6.0% of the outstanding loan investments had underlying properties that are located throughout the United States.

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

Item 4T.	Controls and Procedures

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

We are not currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 because we are not an “accelerated filer,” as defined by Rule 12b-2 under the Exchange Act. We are in the process of continuously improving our internal controls over our financial reporting process and procedures of our financial reporting so that our management can report on these processes and procedures when required to do so.

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

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 26, 2007 with the Securities and Exchange Commission, or the Commission.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

None.

Use of Proceeds from Sale of Registered Securities

On September 27, 2006, the Commission declared effective our Registration Statement on Form S-11 (File No. 333-132186) relating to our initial public offering (the “IPO”). The offering date was September 27, 2006. The IPO was underwritten by Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Wachovia Capital Markets, LLC, and Citigroup Global Markets Inc. acting as joint book-running managers, and JMP Securities, acting as co-manager. We sold 11,012,624 shares of our common stock at a price of $14.50 per share, which includes the exercise in full of the underwriters’ option to purchase an additional 1,436,429 shares of common stock. Of these shares, 9,945,020 were sold by us and 1,067,604 were sold by selling stockholders. Net proceeds from both the IPO and the over-allotment option, after underwriting discounts and commissions of $8.7 million and other offering expenses of $2.4 million, were $133.2 million, which we received on October 3, 2006. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours. We have applied the proceeds we received from the IPO to pay down repurchase agreement obligations in accordance with the planned use of proceeds.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On March 13, 2007, in connection with the Wachovia Warehouse Facility, an amendment was made to the Guarantee Agreement between CBRE Realty Finance, Inc. and CBRE Realty Finance Holdings, LLC. The amendment modified the fixed charge coverage ratio covenant in the Guarantee Agreement. A copy of the Guarantee Agreement and the amendment are attached hereto as Exhibits 10.5 and 10.6 to this Quarterly Report on Form 10-Q for the three months ended March 31, 2007.

Item 6:	Exhibits

3.1	Articles of Amendment and Restatement of CBRE Realty Finance, Inc., incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-132186), as amended.

3.2	Amended and Restated Bylaws of CBRE Realty Finance, Inc., incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-132186), as amended.

10.1	Amendment No. 3 to Master Repurchase Agreement, among CBRE Realty Finance Holdings IV, LLC, CBRE Realty Finance TRS Warehouse Funding III, LLC and Wachovia Bank National Association, dated as of February 8, 2007, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Exchange Commission on February 12, 2007.

10.2	Collateral Management Agreement, between CBRE Realty Finance CDO 2007-1, Ltd. and CBRE Realty Finance Management, LLC, dated as of April 2, 2007, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 6, 2007.

10.3	Indenture, among CBRE Realty Finance CDO 2007-1, Ltd., CBRE Realty Finance CDO 2007-1, LLC, LaSalle Bank National Association and CBRE Realty Finance, dated as of April 2, 2007, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 6, 2007.

10.4	Seller Transfer Agreement, among CBRE Realty Finance Holdings III, LLC, CBRE Realty Finance Holdings IV, LLC and CBRE Realty Finance CDO 2007-1, Ltd. dated as of April 2, 2007, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 6, 2007.

10.5	Guarantee Agreement, between CBRE Realty Finance, Inc. and CBRE Realty Finance Holdings, LLC, dated August 24, 2006, filed herewith.

10.6	Amendment No. 1 to Guarantee Agreement, between CBRE Realty Finance, Inc. and CBRE Realty Finance Holdings, LLC, dated March 13, 2007, filed herewith.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRE Realty Finance, Inc.

/s/ RAY WIRTA
Ray Wirta
Interim President and Chief Executive Officer

Date: May 15, 2007

/s/ MICHAEL ANGERTHAL
Michael Angerthal
Chief Financial Officer

Date: May 15, 2007