Form 10-Q
period 2007-06-30
CBRE Realty Finance Inc
filed 2007-08-14
CIK 1330969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to            .

Commission File Number: 001-33050

CBRE REALTY FINANCE, INC.

(Exact name of registrant as specified in its charter)

Maryland	30-0314655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

185 Asylum Street, 31st Floor, Hartford, Connecticut    06103

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 30,726,175 as of August 14, 2007.

CBRE REALTY FINANCE, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

CBRE REALTY FINANCE, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share and share data)

	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)
Assets:
Cash and cash equivalents	$21,244	$17,933
Restricted cash	83,001	59,520
Loans and other lending investments, net	1,586,602	1,090,874
Commercial mortgage-backed securities, at fair value	286,757	222,333
Real estate, net	91,363	66,277
Assets held for development	178,172	—
Investment in joint ventures	54,223	41,046
Derivative assets	15,816	373
Accrued interest	10,009	6,656
Other assets	39,572	17,677

Total assets	$2,366,759	$1,522,689

Liabilities and Stockholders’ Equity:
Liabilities:
Bonds payable	$1,313,500	$508,500
Repurchase obligations	313,602	433,438
Mortgage payable	192,858	52,194
Note payable	23,000	—
Derivative liabilities	1,095	7,549
Management fee payable	677	712
Dividends payable	6,452	5,814
Accounts payable and accrued expenses	18,764	4,739
Other liabilities	50,457	47,060
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	50,000	50,000

Total liabilities	1,970,405	1,110,006

Commitments and contingencies	—	—
Minority interest	703	813
Stockholders’ Equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized, no shares issued or outstanding at June 30, 2007 and December 31, 2006, respectively	—	—
Common stock par value $.01 per share; 100,000,000 shares authorized, 30,726,175 and 30,601,142 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	307	306
Additional paid-in capital	422,009	420,986
Accumulated other comprehensive loss	(2,823)	(1,469)
Accumulated deficit	(23,842)	(7,953)

Total stockholders’ equity	395,651	411,870

Total liabilities and stockholders’ equity	$2,366,759	$1,522,689

The accompanying notes are an integral part of these financial statements.

CBRE REALTY FINANCE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Amounts in thousands, except per share and share data)

	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006
Revenues:
Investment income	$29,690	$12,820	$55,230	$23,908
Property operating income	2,043	1,424	3,699	2,096
Other income	2,658	1,125	3,039	1,725

Total revenues	34,391	15,369	61,968	27,729
Expenses:
Interest expense, net	23,389	9,178	40,934	14,667
Management fees	2,026	1,421	4,090	2,848
Property operating expenses	1,253	659	2,154	876
Other general and administrative (including $933, $957, $1,024 and $1,828, respectively of stock-based compensation)	3,043	2,007	4,837	4,484
Depreciation and amortization	462	425	1,289	678
Loss on impairment of asset	7,764	—	7,764	—

Total expenses	37,937	13,690	61,068	23,553

Loss on sale of investment	—	—	(287)	(152)
Gain (loss) on derivatives	(60)	324	(167)	3,635

Income (loss) from continuing operations before equity in net income (loss) of unconsolidated joint ventures	(3,606)	2,003	446	7,659
Equity in net income (loss) of unconsolidated joint ventures	(980)	236	(3,509)	236

Net income (loss) before minority interest	(4,586)	2,239	(3,063)	7,895
Minority interest	(28)	(12)	(80)	(21)

Net income (loss)	$(4,558)	$2,251	$(2,983)	$7,916

Weighted-average shares of common stock outstanding:
Basic	30,215,691	20,046,183	30,188,881	20,023,219

Diluted	30,215,691	20,216,751	30,188,881	20,216,431
Earnings (loss) per share of common stock:
Basic	$(0.15)	$0.11	$(0.10)	$0.40

Diluted	$(0.15)	$0.11	$(0.10)	$0.39

Dividends declared per share of common stock:
	$0.21	$0.35	$0.42	$0.35

The accompanying notes are an integral part of these financial statements.

CBRE REALTY FINANCE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (UNAUDITED)

For the Six Months Ended June 30, 2007

(Amounts in thousands, except share data)

	Common Stock		Additional Paid In-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Loss
	Shares	Par Value
Balance at December 31, 2006	30,601,142	$306	$420,986	$(1,469)	$(7,953)	$411,870	$—
Issuance of restricted shares of common stock	130,200	1	(1)	—	—	—	—
Stock based compensation	—	—	1,024	—		1,024	—
Net loss	—	—	—	—	(2,983)	(2,983)	(2,983)
Net unrealized loss on commercial mortgage backed securities	—	—	—	(15,515)	—	(15,515)	(15,515)
Net unrealized gain on cash flow hedges	—	—	—	14,161	—	14,161	14,161
Cash dividends declared or paid	—	—	—	—	(12,906)	(12,906)	—
Forfeitures of common stock awards	(5,167)

Balance at June 30, 2007	30,726,175	$307	$422,009	$(2,823)	$(23,842)	$395,651	$(4,337)

The accompanying notes are an integral part of these financial statements.

CBRE REALTY FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006
Operating activities
Net income (loss)	$(2,983)	$7,916
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in net (income) loss of unconsolidated joint ventures	3,509	(236)
Premium (discount) amortization, net	242	791
Other amortization	1,560	415
Depreciation	781	380
Stock-based compensation	1,024	1,828
Loss on impairment of originated loan	7,764	—
Realized loss on sale of investment	287	152
Realized (gain) loss on derivatives	113	(3,658)
Unrealized gains on derivatives	54	24
Changes in operating assets and liabilities:
Restricted cash	(571)	(241)
Accrued interest	(3,353)	(595)
Other assets	4,895	1,018
Management fee payable	(34)	—
Accounts payable and accrued expenses	3,563	(1,884)
Other liabilities	526	(2,856)

Net cash provided by operating activities	17,377	3,054

Investing activities:
Purchase of commercial mortgage-backed securities	(86,542)	(61,134)
Repayments of commercial mortgage-backed securities principal	3,098	220
Proceeds from sale of available for sale securities	4,085	—
Origination and purchase of loans	(632,229)	(250,410)
Repayments of loan principal	59,047	7,743
Proceeds from sale of loans	17,103	44,642
Acquisition of assets held for development	(2,230)	—
Real estate acquisition	(871)	(32,797)
Investments in unconsolidated joint ventures	(16,629)	(37,699)
Cash and cash equivalents from acquired investments	73	—
Restricted cash	(29,924)	(22,158)
Other assets	(12,750)	—
Other liabilities	1,979	—

Net cash used in investing activities	(695,790)	(351,593)

Financing activities:
Proceeds from issuance of collateralized debt obligations	805,000	508,500
Proceeds from borrowings under repurchase agreements	459,545	222,371
Repayments of borrowings from repurchase agreements	(579,381)	(406,445)
Proceeds from mortgage loans	475	24,196
Proceeds from note payable	23,000	—
Proceeds from settlement of derivatives	—	6,501
Payments from settlement of derivatives	(8,044)	—
Deferred financing and acquisition costs paid	(14,743)	(9,389)
Restricted cash	8,250	—
Minority interest	(110)	442
Dividends paid to common stockholders	(12,268)	(6,191)
Net cash provided by financing activities	681,724	339,985

Net increase (decrease) in cash and cash equivalents	3,311	(8,554)
Cash and cash equivalents, beginning of the period	17,933	49,377

Cash and cash equivalents, end of period	$21,244	$40,823

Supplemental disclosure of cash flow information
Interest paid	$34,617	$18,762
Income taxes paid	$—	$—
Interest capitalized	$702	$—
Foreclosed assets assumed	$203,249	$—
Foreclosed liabilities assumed	$151,542	$—

The accompanying notes are an integral part of these financial statements.

CBRE REALTY FINANCE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Dollars in thousands, except per share and share data)

NOTE 1—ORGANIZATION

CBRE Realty Finance, Inc., (the “Company”), was organized in Maryland on May 10, 2005, as a commercial real estate specialty finance company focused on originating, acquiring, investing in, financing and managing a diversified portfolio of commercial real estate related loans and securities, including whole loans, bridge loans, subordinate interests in whole loans, or B Notes, commercial mortgage-backed securities (“CMBS”), and mezzanine loans primarily in the United States. The Company commenced operations on June 9, 2005. The Company is a holding company that conducts its business through wholly-owned or majority-owned subsidiaries.

The Company is externally managed and advised by CBRE Realty Finance Management, LLC (the “Manager”), an indirect subsidiary of CB Richard Ellis Group, Inc. (“CBRE”), and a direct subsidiary of CBRE/Melody & Company (“CBRE/Melody”). As of June 30, 2007, CBRE also owned an approximately 4.6% interest in the outstanding shares of the Company’s common stock. In addition, certain of the Company’s executive officers and directors and certain executive officers and directors of CBRE and CBRE/Melody owned an approximately 4.2% interest in the outstanding shares of the Company’s common stock.

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

As of June 30, 2007, the net carrying value of investments held by the Company was approximately $2.0 billion, including origination costs and fees and net of repayments and sales of partial interests in loans and CMBS, with a weighted average spread to 30-day LIBOR of 317 basis points for the Company’s floating rate investments and a weighted average yield of 6.95% for the Company’s fixed rate investments.

Given the recent volatility in the capital markets, the Company has halted making new investments in the near-term. The current credit market environment is unstable and the Company continues to review and analyze the impact on potential avenues of liquidity. The Company has a warehouse line with each of Wachovia Bank, National Association (“Wachovia”) and Deutsche Bank AG, Cayman Islands Branch (“Deutsche Bank”). On August 6, 2007, the master repurchase agreement with Deutsche Bank (the “DB Warehouse Facility”), on which the Company has $14,336 outstanding debt secured by one first mortgage, was amended to change the repurchase date to September 5, 2007, at which point the DB Warehouse Facility will terminate and the Company will need to repay the amount outstanding on such facility. The Company anticipates selling the asset underlying this facility to satisfy this obligation. If the Company is unsuccessful, it will need to use existing sources of cash or sell other assets to satisfy this obligation.

On August 6, 2007, the Company received a margin deficit notice from Wachovia stating that a margin deficit under a master repurchase agreement with Wachovia (the “Wachovia Warehouse Facility”) exists, and demanding that the Company transfer $26,717 to Wachovia in immediately available funds on August 8, 2007. The deadline was initially extended by Wachovia to August 9, 2007 pursuant a letter, dated as of August 8, 2007. The Company wired $17,000 in cash to Wachovia on August 9, 2007. The Company is in the process of negotiating with Wachovia the remainder of the margin deficit and discussing the amount and manner of payment through either (i) borrowing under a $75,000 revolving credit facility under the Company’s second CDO, (ii) through the pledge of certain unencumbered assets, (iii) through the contribution of certain assets securing the Wachovia Warehouse Facility into the Company’s second CDO or (iv) through the use of available cash on hand. The deadline for the remaining $9,717 margin deficit was extended by Wachovia to August 14, 2007 pursuant to a letter, dated as of August 9, 2007.

On August 14, 2007 the Company transferred two assets off the Wachovia Warehouse Facility into one of its existing CDOs, thereby reducing the margin requirement by $2,962. The Company also wired $5,107 in cash towards satisfaction of the margin deficit. The Company expects to receive an extension to August 16, 2007 to continue negotiation on the amount and timing of the remaining $1,648 margin deficit.

        Liquidity is a measurement of the Company’s ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends, fund the development of its foreclosed assets and for other general business needs. The Company’s primary sources of funds for short-term liquidity, including working capital, distributions, additional investments and development activities for the foreclosed assets consist of (i) cash flow from operations; (ii) borrowings under its master repurchase agreement with Wachovia; (iii) proceeds from its existing CDOs or other forms of financing or additional securitizations or CDO offerings; (iv) proceeds from additional common or preferred equity offerings or offerings of trust preferred securities; (v) proceeds from principal payments on its investments; (vi) proceeds from potential joint ventures; and (vii) proceeds from potential loan and asset sales. The Company believes these sources of funds will be sufficient to meet its liquidity requirements described above, including repaying the DB Warehouse Facility and meeting the margin deficit under the Wachovia Warehouse Facility.

        Due to recent market turbulence, the Company does not anticipate having the ability over the next fiscal quarter to access equity capital through the public markets or debt capital through warehouse lines, new CDO issuances, or new trust preferred issuances. Therefore, it will rely on cash flows from operations, principal payments on its investments, and proceeds from potential joint ventures and asset and loan sales to satisfy these requirements. If the Company (i) is unable to renew, replace or expand its sources of financing on substantially similar terms, (ii) is unable to execute asset and loan sales on time or to receive anticipated proceeds therefrom, (iii) fully utilizes available cash or (iv) is unable to secure a joint venture on favorable terms or at all, it may have an adverse effect on its business, results of operations and ability to make distributions to its stockholders.

The Company has plans to restart its lending program when it is comfortable with the expected pricing of, and has reasonable access to, capital both in the debt and equity markets that will enable the Company to achieve its growth objectives. The Company is considering several equity and debt capital raising options.

Depending on market conditions, the Company expects that its borrowings will be in the range of 70% and 80% of the carrying value of its total assets. The Company’s borrowings may require it, among other restrictive covenants, to keep uninvested cash on hand, maintain a certain portion of its assets free from liens and to secure such borrowings with its assets. These conditions would limit the Company’s ability to do further borrowings. If the Company is unable to make required payments under such borrowings, breach any representation or warranty in the loan documents or violate any covenant contained in a loan document, its lender may accelerate the maturity of its debt or require it to pledge more collateral. If the Company is unable to pay off its borrowings in such a situation, (i) the Company may need to prematurely sell the assets securing such debt, (ii) the lender could accelerate the debt and foreclose on the Company’s assets that are pledged as collateral to such lender or (iii) such lender could force the Company to take other acts as to protect the value of its collateral. Any such event would have a material adverse effect on the Company’s liquidity and the value of its common stock.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The consolidated financial statements include the Company’s accounts and those of the Company’s subsidiaries, which are wholly-owned or controlled by the Company or entities which are variable interest entities (“VIE”) in which the Company is the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”). All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

Reserve for Possible Credit Losses and Impairment of Loans

The Company periodically evaluates each of its loans and other investments for possible impairment. Loans and other investments are considered to be impaired, for financial reporting purposes, when it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the original agreements, or for loans purchased at a discount for credit quality, when the Company determines that it is probable that it will be unable to collect as anticipated. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. If it is determined that an investment is impaired, the Company records the investment at its fair value if such value is less than the carrying value. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change in the recorded amount in our investment.

Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of collateral is determined by an evaluation of operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan or other investment is less than the net carrying value of the loan or other investment, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan or other investment is maintained at a level the Company believes is adequate to absorb probable losses. Actual losses may differ from the Company’s estimates.

In May 2007, the Company foreclosed on its subordinated mortgage on the Rodgers Forge property. Rodgers Forge is an apartment to condominium conversion project that was under development at the time of foreclosure. After taking control and possession of Rodgers Forge, management evaluated the best use of the underlying property and performed studies on the cost to complete development efforts and the demand for rental property and completed condominium units. Based on the results of these studies and analysis, management estimated the fair market value of the development project using a discounted cash flow analysis. The results of the valuation indicated that the estimated fair market value of Rodgers Forge on the date of foreclosure approximated the carrying value of $22,400.

Also in May 2007, the Company foreclosed on a 100% interest in Montrose Investment Holdings, LLC (“Montrose”) which was held as collateral for one of the Company’s mezzanine loans. Montrose has title to the Monterey property, an apartment to condominium conversion project that was under development at the time of foreclosure. Shortly after the foreclosure proceedings, management received notification from the Montgomery County Housing Authority (the “Housing Authority”) that the Housing Authority believed it was entitled to a right of first refusal to purchase the Monterey property from the Company pursuant to county specific statutes and proposed that a proportion of completed condominium units be sold below market. Although the claim was recently successfully resolved, it had delayed the Company from resuming development and sales efforts and implementing its intended business plan for the project.

After taking control and possession of the Monterey property, management determined the fair value of the Monterey property based on various factors, including, the best use of the underlying property, the time frame the Company is expected to resume development activities after resolving the claim with the Housing Authority and studies on the cost to complete development efforts and the demand for completed condominium units. Based on the results of this analysis, management determined that the fair market value of the net assets received on the date of foreclosure was approximately $29,300, which is less than the carrying value on the date of acquisition of $37,100. The deficit was driven by various factors, including the delay in development and sales efforts on the project due to the claim by the Housing Authority, an increase in secured liens assumed by the previous owner, and an increase in the estimated costs to complete the project. As a result, the Company concluded that the foreclosure event triggered an impairment of $7,800 which has been recorded in the consolidated statements of operations for the three and six month periods ended June 30, 2007.

Assets Held for Development

Assets held for development consists of the cost of unsold condominium units for the Rodgers Forge and Monterey properties. In addition to direct building, land and renovation costs, assets held for development also includes interest costs, real estate taxes and direct overhead related to the projects. Costs are capitalized as assets held for development beginning with the commencement of the project and ending with the completion of units within the project. Assets held for development is reduced by any rental or other incidental income recognized during the development period. Assets held for development is stated at the lower of cost or fair value.

Impairment of Long-Lived Assets

The Company evaluates potential impairments of long-lived assets, including assets held for development and real estate, in accordance with FASB Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144. SFAS 144 establishes procedures for the review of recoverability and measurement of impairment, if necessary, of long-lived assets held and used by an entity. SFAS 144 requires that assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company would be required to recognize an impairment loss if the carrying amount of long-lived assets is not recoverable based on their undiscounted cash flows. The measurement of impairment loss is then based on the difference between the carrying amount and the fair value of the asset. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, the Company may be exposed to impairment losses that could be material to the results of operations.

New Accounting Pronouncements

In June 2007, the AICPA issued Statement of Position 07-1, (“SOP 07-1”), “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” SOP 07-1 expands the scope of the AICPA Audit and Accounting Guide, “Investment Companies” (the “Guide”) beyond entities regulated by the Investment Company Act of 1940, such that legal entities whose business purpose and activity are investing in multiple substantive investments for current income, capital appreciation, or both, with investment plans that include exit strategies may be required to apply the Guide. SOP 07-1 is effective for the Company on January 1, 2008. The Company is currently evaluating the effect, if any, that this pronouncement will have on its financial condition, results of operations and disclosures.

NOTE 4—LOANS AND OTHER LENDING INVESTMENTS, NET

The aggregate carrying values allocated by product type and weighted average coupons of the Company’s loans and other lending investments as of June 30, 2007 and December 31, 2006, were as follows:

	Carrying Value (1) ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR (2)
	2007	2006	2007	2006	2007	2006	2007	2006
Whole loans(3), fixed rate	$730,891	$581,520	46%	53%	6.50%	6.37%
Whole loans(3), floating rate	310,360	147,846	20%	14%	—	—	210bps	227bps
Mezzanine loans, fixed rate	74,406	111,402	5%	10%	9.68%	8.52%	—	—
Mezzanine loans, floating rate	238,446	99,452	15%	9%	—	—	490bps	453bps
Subordinate interests in whole loans, fixed rate	66,469	40,869	4%	4%	8.92%	9.19%	—	—
Subordinate interests in whole loans, floating rate	166,030	109,785	10%	10%	—	—	322bps	429bps

Total / Average	$1,586,602	$1,090,874	100%	100%	6.95%	6.85%	329bps	352bps

(1)	Loans and other lending investments are presented after scheduled amortization payments and prepayments, and are gross of premiums, discounts and unamortized fees.
(2)	Benchmark rate is 30-day LIBOR.
(3)	Includes originated whole loans, acquired whole loans and bridge loans.

The carrying value of the Company’s loans and other lending investments is gross of premiums, unamortized fees, and discounts of $1,679 and $6,369 at June 30, 2007 and December 31, 2006, respectively.

The Company has identified one mezzanine loan as of June 30, 2007, as a variable interest in a VIE and has determined that the Company is not the primary beneficiary of this VIE and as such the VIE should not be consolidated in the Company’s consolidated financial statements. As of June 30, 2007, the Company’s maximum exposure to loss would not exceed the carrying amount of this investment, or $42,830.

Watch List Assets

The Company conducts a quarterly comprehensive credit review, resulting in an individual risk classification being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an “early warning system.” As of June 30, 2007, there were no watch list assets.

Non-Performing Loans

Non-performing loans include all loans on non-accrual status. The Company transfers loans to non-accrual status at such time as: (1) management determines the borrower is incapable of curing, or has ceased efforts towards curing the cause of a default; (2) the loan becomes 90 days delinquent; (3) the loan has a maturity default; or (4) the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value of such loan. Interest income is recognized only upon actual cash receipt for loans on non-accrual status. As of June 30, 2007, there were no non-performing loans.

Foreclosed Assets

        The two foreclosed assets, which were previously classified as a non-performing loan and a watch list asset, respectively, are the Monterey property in Bethesda, Maryland and the Rodgers Forge in Towson, Maryland. The Company foreclosed on the Monterey property, a 434-unit condominium conversion project, on May 9, 2007 and took immediate control. The Company foreclosed on Rodgers Forge, a 508-unit condominium conversion project on May 4, 2007 and took control on June 19, 2007 after court ratification awarded it legal control of the property. During the six months ended June 30, 2007, the Company funded $10,300 in connection with the foreclosed assets to cure defaults of senior debt, pay real estate taxes, pay assumed liens and pay for attorney and appraisal services related to the foreclosures. The Company intends to continue developing each of these properties and will explore exiting the property when and if a buyers can be identified at reasonable exit prices.

Each of these acquisitions qualified as a business combination under FASB Statement of Financial Accounting Standards 141 “Business Combinations.” The purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. The following table sets forth the calculation of the allocation of purchase price:

Estimated Fair Market Value
Tangible assets acquired:
Cash, cash equivalents and restricted cash	$1,309
Assets under development and real estate	201,426
Other assets	514
Liabilities assumed:
Accounts payable and accrued liabilities	(10,462)
Mortgages payable	(140,188)
Other liabilities	(892)

Total net assets acquired	$51,707

The allocation of the purchase price continues to be subject to adjustment upon final valuation of certain acquired assets and liabilities. The results of operations of the acquisitions are included in the income statement from the date of acquisition in May 2007 through June 30, 2007. Had the acquisitions occurred on January 1, 2006, there would not have been a material impact on the results of operations on a pro forma basis. No material intangible assets were identified in the acquisitions.

Geographic Concentration Risk

At June 30, 2007 and December 31, 2006, the Company’s loan and other lending investments had the following geographic diversification, as defined by the National Council of Real Estate Investment Fiduciaries, or NCREIF:

	June 30, 2007		December 31, 2006
Region	Carrying Value	% of Total	Carrying Value	% of Total
West	$689,399	43%	$418,284	38%
East	490,115	31%	302,313	28%
South	240,827	15%	234,012	21%
Midwest	113,876	7%	86,563	8%
Nationwide	52,385	4%	49,702	5%

Total	$1,586,602	100%	$1,090,874	100%

NOTE 5—CMBS

The following table summarizes the Company’s CMBS investments, aggregated by investment category, as of June 30, 2007, which are carried at estimated fair value:

Security Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
CMBS Class BBB	$187,004	$165	$(7,161)	$180,008
CMBS Class BB	66,129	—	(3,153)	62,976
CMBS Class B	42,836	150	(1,826)	41,160
CMBS Class NR	2,759	—	(146)	2,613

Total securities available-for-sale	$298,728	$315	$(12,286)	$286,757

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

The Company has 57 CMBS investments that are in an unrealized loss position at June 30, 2007, five of which have been in a continuous unrealized loss position for greater than twelve months. The unrealized loss of the five CMBS investments in a continuous unrealized loss position for greater than twelve months is $760 and the unrealized loss of the 52 CMBS investments that have been in a continuous loss position for less than twelve months is $11,526, as of June 30, 2007. The Company had four CMBS investments in a continuous unrealized loss position for greater than twelve months as of December 31, 2006. The Company’s review of such securities indicates that the decrease in fair value was not due to permanent changes in the underlying credit fundamentals or in the amount of interest expected to be received. The unrealized losses are primarily the results of changes in market interest rates subsequent to the purchase of the CMBS investments. Therefore, management does not believe any of the securities held are other-than-temporarily impaired at June 30, 2007. The Company expects to hold all the investments until their expected maturity.

During the six months ended June 30, 2007, the Company sold one CMBS investment, compared to none during the six months ended June 30, 2006. The Company received net proceeds of $4,085 that generated a realized loss of $287.

During the three and six months ended June 30, 2007 and 2006, the Company accreted $423, $866, $181 and $350 of the net discount for these securities in interest income, respectively.

The actual maturities of CMBS are generally shorter than stated contractual maturities. Actual maturities of these securities are affected by the contractual lives of the underlying assets, periodic payments of principal, and prepayments of principal.

The following table summarizes the estimated maturities of the Company’s CMBS investments as of June 30, 2007 according to their estimated weighted average life classifications:

Weighted Average Life	Estimated Fair Value	Amortized Cost	Weighted Average Coupon
Greater than one year and less than five years	$98,556	$99,140	7.06%
Greater than five years and less than ten years	161,972	172,062	5.65%
Greater than ten years	26,229	27,526	5.67%

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

The weighted average lives of the Company’s CMBS investments at June 30, 2007 and December 31, 2006, respectively, in the tables above are based upon calculations assuming constant principal prepayment rates to the balloon or reset date for each security.

NOTE 6—REAL ESTATE, NET

Springhouse Apartments LLC (“Springhouse”)

On December 15, 2005, the Company invested $8,289 for a 95% interest in Springhouse, a joint venture between the Company and The Bozzuto Group (“Bozzuto”). Springhouse acquired an existing garden-style apartment community consisting of 220 units located in Laurel, Maryland for $31,923. The Company determined that Springhouse is a VIE and that the Company is the primary beneficiary and has consolidated the entity from the date of investment. At June 30, 2007, Springhouse’s balance sheet was comprised of land of $8,191, buildings, net of depreciation, of $23,765, other assets of $888, mortgage note payable of $25,630 and other liabilities of $356.

Loch Raven Village Apartments-II, LLC (“Loch Raven”)

On March 28, 2006, the Company invested $8,980 for a 95% interest in Loch Raven, a joint venture between the Company and Bozzuto. Loch Raven acquired an existing garden-style apartment community consisting of 495 units located in Baltimore, Maryland for $32,733. The Company determined that Loch Raven is a VIE and that the Company is the primary beneficiary and has consolidated the entity from the date of investment. At June 30, 2007, Loch Raven’s balance sheet was comprised of land of $7,464, buildings, net of depreciation, of $25,582, other assets of $1,961, mortgage note payable of $27,040 and other liabilities of $480.

Minority interest on the Company’s consolidated balance sheet of $703 represents Bozzuto’s 5% interest in Springhouse and Loch Raven.

NOTE 7—UNCONSOLIDATED JOINT VENTURES

The Company has non-controlling, unconsolidated ownership interests in entities that are accounted for using the equity method. Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated percentage interests, if any, in such entities as a result of preferred returns and allocation formulas as described in such agreements.

32 Leone Partners, LLC (“32 Leone Lane”)

On May 24, 2006, the Company invested $2,293 for a 80% non-managing member interest in 32 Leone Lane, a joint venture between the Company and The Heritage Management Company (“Heritage”). The Company contributed an additional $72, during the six months ended June 30, 2007. 32 Leone Lane is a 287,000 square foot industrial warehouse located in the Chester Industrial Park, a 300-acre business park, and lies in Southern Orange County, New York. The Company determined that 32 Leone Lane was not a VIE and that as a result of the Company’s non-managing member interest is not consolidated into the Company’s balance sheet. At June 30, 2007, 32 Leone Lane’s balance sheet was comprised of land of $1,148, buildings, net of depreciation, of $10,121, other assets of $712, mortgage note payable of $10,125 and other liabilities of $49.

KS-CBRE Shiraz LLC (“Shiraz Portfolio”)

On March 17, 2006, the Company invested $16,840 for a 90% non-managing member interest in the Shiraz Portfolio, a joint venture between the Company and Everest Partners LLC (“Everest”). The Shiraz Portfolio is a portfolio of eight office and industrial properties comprising approximately 680,300 square feet located in Route 128, Route 3 and Interstate 495 submarkets in Boston, Massachusetts. The Company determined that the Shiraz Portfolio was not a VIE and that as a result of the Company’s non-managing member interest is not consolidated into the Company’s balance sheet. In March 2007, purchase accounting was finalized at the partnership level. At June 30, 2007, the Shiraz Portfolio’s balance sheet was comprised of land of $15,790, buildings, net of depreciation, of $59,102, intangible assets, net of amortization, of $1,753, intangible lease liability, net of amortization, of $919, other assets of $3,506, mortgage note payable of $61,291 and other liabilities of $694.

KS-CBRE GS LLC (“GS Portfolio”)

On March 17, 2006, the Company invested $9,268 for a 90% non-managing member interest in the GS Portfolio, a joint venture between the Company and Everest. The GS Portfolio is a portfolio of nine office and industrial properties comprising approximately 526,355 square feet located in Route 128 and Route 3 submarkets in Boston, Massachusetts. The Company determined that the GS Portfolio was not a VIE and that as a result of the Company’s non-managing member interest is not consolidated into the Company’s balance sheet. In March 2007, purchase accounting was finalized at the partnership level. At June 30, 2007, the GS Portfolio’s balance sheet was comprised of land of $8,484, buildings, net of depreciation, of $32,590, intangible assets, net of amortization, of $371, intangible lease liability, net of amortization, of $166, other assets of $2,657, mortgage note payable of $33,253 and other liabilities of $702.

Prince George’s Station Retail LLC (the “Retail Property”)

On January 12, 2006, the Company converted its $5,728 bridge loan into a 90% non-managing member interest in the Retail Property, a joint venture between the Company and Taylor Development and Land Company (“TDL”). The Company contributed an additional $3,990 during the 18 months ended June 30, 2007. The Retail Property is a 166 square feet retail property located in Hyattsville, Maryland. The Company determined that the Retail Property was not a VIE and that as a result of the Company’s non-managing member interest is not consolidated into the Company’s balance sheet. At June 30, 2007, the Retail Property’s balance sheet was comprised of construction in process costs of $35,915, other assets of $1,464, mortgage note payable of $24,489 and other liabilities of $2,125.

Nordhoff Industrial Park LLC (“Nordhoff”)

On August 17, 2006, the Company invested $3,800 for a 95% non-managing member interest in Nordhoff, a joint venture between the Company and SEV Chatsworth LLC. Nordhoff consists of a five-building industrial park comprising approximately 97,265 square feet located in the San Fernando Valley. The Company determined that Nordhoff was not a VIE and that as a result of the Company’s non-managing member interest is not consolidated into the Company’s balance sheet. At June 30, 2007, Nordhoff’s balance sheet was comprised of land of $5,294, buildings, net of depreciation, of $10,365, other assets of $443, mortgage note payable of $12,161 and other liabilities of $201.

CBRE 1515 Market GP, LLC (“1515 Market Street”)

On January 12, 2007, the Company invested $16,548 for a 90% non-managing member interest in 1515 Market Street, a joint venture between the Company and The Stockton Partners (“Stockton”). 1515 Market Street is a 507,000 square foot class A office building, located across from Philadelphia’s City Hall in the County of Philadelphia, Pennsylvania. The Company determined that 1515 Market Street was not a VIE and that as a result of the Company’s non-managing member interest is not consolidated into the Company’s balance sheet. At June 30, 2007, 1515 Market Street balance sheet was comprised of land of $11,400, buildings, net of depreciation, of $57,534, intangible assets, net of amortization, of $10,537, intangible lease liability, net of amortization, of $3,132, other assets of $13,102, mortgage note payable of $70,000 and other liabilities of $2,363.

NOTE 8—REPURCHASE OBLIGATIONS, MORTGAGE PAYABLE AND CDO BONDS PAYABLE

The following is a table of the Company’s outstanding borrowings as of June 30, 2007:

	Stated Maturity	Interest Rate	Balance 6/30/07
Mortgage note payable (Springhouse) (1)	12/14/2008	7.07%	$25,630
Mortgage note payable (Loch Raven) (1)	4/1/2009	5.96%	27,039
Mortgage note payable (Rodgers Forge) (1)	4/16/2009	8.75%	36,303
Mortgage note payable (Monterey) (1)	2/1/2008	8.64%	103,886
DB Warehouse Facility	9/5/2007	5.82%	14,336
Wachovia Warehouse Facility	8/24/2009	6.39%	299,266
CDO I bonds payable	3/25/2046	5.83%	508,500
CDO II bonds payable	4/7/2052	5.76%	805,000

Total			$1,819,960

(1)	Non-recourse to the Company.

Mortgage Notes Payable

On December 14, 2005, Springhouse obtained a $26,175 mortgage loan in conjunction with the acquisition of real estate located in Prince George’s County, Maryland. The loan is guaranteed by Bozzuto, the Company’s joint venture partner, matures on December 14, 2008, and bears interest at 30-day LIBOR plus 1.75%. As of June 30, 2007 and December 31, 2006, respectively, the outstanding balance was $25,630 and $25,610.

On March 28, 2006, Loch Raven obtained a $29,170 mortgage loan in conjunction with the acquisition of real estate located in Baltimore, Maryland. The loan is guaranteed by Bozzuto, the Company’s joint venture partner, matures on April 1, 2009, and bears interest at a fixed rate of 5.96%. As of June 30, 2007 and December 31, 2006, respectively, the outstanding balance was $27,039 and $26,584.

On May 4, 2007, the Company assumed the $36,303 mortgage loan in conjunction with the Rodgers Forge foreclosure. The loan matures on April 16, 2009 and bears interest equal to one-half of one percent (0.50%) above the Prime Rate. As of June 30, 2007, the outstanding balance was $36,303.

On May 9, 2007, the Company assumed the $103,886 mortgage loan in conjunction with the Monterey foreclosure. The loan matures on February 1, 2008 and bears interest at six-month LIBOR plus 3.25%. As of June 30, 2007, the outstanding balance was $103,886. The Company intends to restructure the mortgage loan maturity date to coincide with the expected completion date of the project.

Warehouse Facilities

The Company finances its portfolio of securities and loans through the use of repurchase agreements.

DB Warehouse Facility

On August 30, 2005, the Company entered into two facilities with Deutsche Bank that provided $650,000 of aggregate borrowing capacity.

The Company has a $400,000 master repurchase agreement which had an initial repurchase date of August 29, 2006. On August 6, 2007, the master repurchase agreement was amended to change the repurchase date to September 5, 2007. On September 5, 2007, the master repurchase agreement will be terminated. The Company expects to refinance or sell the asset under this facility prior to the termination date. It does not expect to borrow under this facility again. The Company’s TRS is also a party to this agreement and the Company and its TRS are jointly and severally liable thereunder. Advances under this facility bear interest only, which is reset monthly, with a pricing spread of 50 basis points over 30-day LIBOR. Based on the Company’s investment activities, this facility provides for an advance rate of up to 90% based upon the collateral provided under a borrowing based calculation. This facility finances our whole loan originations and acquisitions. As of June 30, 2007 and December 31, 2006, the outstanding balance under this facility was approximately $14,336 and $14,336, respectively, with a current weighted average interest rate of 5.82% and 5.85%, respectively. As of June 30, 2007, the Company had approximately $385,664 of additional capacity under this facility to fund future investments. The borrowings under this facility are collateralized by the following investments (dollars in thousands):

Investment Type	Number of Investments	Carrying Value
Whole Loans	1	$16,000

The Company also had a $250,000 repurchase agreement with Deutsche Bank which expired on November 29, 2006.

The DB Warehouse Facility contains certain covenants, the most restrictive of which are requirements that the Company maintains a minimum tangible net worth of no less than $125,000, a minimum debt service coverage of not less than 1.5 to 1 in the aggregate, a ratio of indebtedness-to-tangible net worth not to exceed 3.5 to 1, and minimum cash or marketable securities of not less than (i) $10,000 for a debt-to-book ratio above 2 to 1; (ii) $5,000 for a debt-to-book equity ratio between 1 to 1 and 2 to 1; and (iii) $3,000 for a debt-to-book equity ratio of below 1 to 1. On August 6, 2007, the Company received from Deutsche Bank a one-time waiver of the indebtedness-to-tangible net worth financial covenant which the Company was not in compliance with as of June 30, 2007. The Company was in compliance with all other covenants and conditions as of June 30, 2007 and with all covenants and conditions as of December 31, 2006.

Bank of America Warehouse Facilities

In January and February, 2006, the Company entered into two facilities with Banc of America Securities, LLC and Bank of America, N.A. (the “Bank of America Warehouse Facilities”) that provided $450,000 of aggregate borrowing capacity. These facilities were terminated on April 2, 2007.

Wachovia Warehouse Facility

In July 2006, the Company entered into a mortgage loan purchase agreement with Wachovia that provided $175,000 of aggregate borrowing capacity, or the Wachovia Warehouse Interim Facility. The borrowings under this facility were paid off on October 4, 2006 and the facility was terminated.

In August 2006, the Company entered into a master repurchase agreement with Wachovia that provided $300,000 of aggregate borrowing capacity. On December 15, 2006 and February 8, 2007, the aggregate borrowing capacity was increased to $500,000 and $700,000, respectively, and the increase period expires on May 1, 2007. After the expiration of the increase period the maximum borrowing capacity will be $300,000. The Wachovia Warehouse Facility has an initial fixed repurchase date of August 24, 2009, which may be extended for a period not to exceed 364 days upon our written request to the buyer at least 30 days, but no more than 60 days, prior to the initial repurchase date, if (i) no default or event of default (as defined in the repurchase agreement) has occurred or continuing and (ii) upon our payment to the buyer of a certain extension fee. Based on the Company’s investment activities, this facility provides for an advance between 50% and 95% based upon the collateral provided under a borrowing based calculation. Advances under this facility bear interest only, which is reset monthly, with a range of pricing spreads from 20 to 200 basis points over 30-day LIBOR. This facility finances the Company’s origination or acquisition of whole loans, subordinate mortgage interests and CMBS. As of June 30, 2007 and December 31, 2006, the outstanding balance under this facility was approximately $299,266 and $361,798, respectively, with a weighted average borrowing rate of 6.39% and 6.03%, respectively. On April 2, 2007, in conjunction with the second CDO transaction, the Company paid off $517,701 of the outstanding debt. As of June 30, 2007, the Company had $100,734 of capacity under this facility to fund future investments. The borrowings under this facility were collateralized by the following investments (dollars in thousands):

Investment Type	Number of Investments	Carrying Value
Whole Loans	6	$244,828
Subordinated Debt	1	$36,500
Mezzanine Loans	3	$75,000
CMBS	2	$14,234

The Wachovia Warehouse Facility contains certain covenants, the most material of which are requirements that the Company maintains a minimum tangible net worth of no less than the sum of $250,000, a ratio of total liability to total assets greater than 0.80 to 1.0 (for the $300,000 Wachovia Warehouse Facility) and 75% of the net proceeds of the issuance by the Company of any capital stock of any class and minimum cash and marketable securities of not less than $10,000. Additionally, at no time shall the consolidated interest coverage ratio of the Company for the immediately preceding fiscal quarter be less than 1.3 to 1.0 during the fiscal quarter ended on June 30, 2007 and the fiscal quarter ending September 30, 2007. The Company was in compliance with all covenants and conditions as of June 30, 2007 and December 31, 2006.

The Company received a margin deficit notice from Wachovia, dated August 6, 2007, stating that a margin deficit under the Wachovia Warehouse Facility exists, and demanding that the Company transfer $26,717 to Wachovia in immediately available funds on August 8, 2007. The deadline was initially extended by Wachovia to August 9, 2007 pursuant a letter, dated as of August 8, 2007. The Company wired $17,000 in cash to Wachovia on August 9, 2007. The Company and Wachovia are in the process of negotiating the remainder of the margin deficit and discussing the amount and manner of payment through either borrowing under a $75,000 revolving credit facility under the Company’s second CDO or through the pledge of certain assets. The deadline for the remaining $9,717 margin deficit was extended by Wachovia to August 14, 2007 pursuant to a letter, dated as of August 9, 2007.

On August 14, 2007 the Company transferred two assets off the Wachovia Warehouse Facility into one of its existing CDOs, thereby reducing the margin requirement by $2,962. The Company also wired $5,107 in cash towards satisfaction of the margin deficit. The Company expects to receive an extension to August 16, 2007 to continue negotiation on the amount and timing of the remaining $1,648 margin deficit.

CDO Bonds Payable

        On March 28, 2006, the Company closed its first CDO issuance (“CDO I”) and retained the entire BB rated J Class with a face amount of $24,000 for $19,200, retained the entire B-rated K Class with a face amount of $20,250 for $14,150 and also retained the non-rated common and preferred shares of CDO I, which issued the CDO bonds with a face amount of $47,250 for $51,740. The Company issued and sold CDO bonds with a face amount of $508,500 in a private placement to third parties. The proceeds of the CDO issuance were used to repay substantially all of the outstanding principal balance of the Company’s two warehouse facilities with an affiliate of Deutsche Bank Securities Inc. of $343,556 and all of the outstanding principal balance of the Bank of America Warehouse Facilities of $16,250 at closing. The CDO bonds are collateralized by real estate debt investments, consisting of B Notes, mezzanine loans, whole loans and CMBS investments, which is recorded in the Company’s unaudited consolidated balance sheet in restricted cash at June 30, 2007. The Company’s Manager will act as the collateral manager for the Company’s CDO subsidiary but will not receive any fees in connection therewith. CDO I is not a qualified special purpose entity (“QSPE”) as defined under FASB Statement No. 140, (“SFAS 140”) “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” due to certain permitted activities of CDO I that are not consistent with activities of a QSPE permitted under SFAS 140, such as having the ability to sell impaired securities and acquire replacement securities with the proceeds at the discretion of the collateral administrator. CDO I is consolidated in the financial statements of the Company and the Company has accounted for the CDO I transaction as a financing. The collateral assets that the Company transferred to CDO I are reflected in the Company’s balance sheet. The bonds issued to third parties are reflected as debt on the Company’s balance sheet at June 30, 2007. As of June 30, 2007, CDO bonds of $508,500 were outstanding, with a weighted average interest rate of 5.83%.

In March 2007, Wachovia, acted as the exclusive structurer and placement agent with respect to the Company’s second CDO transaction (“CDO II”) totaling $1,000,000, which priced on March 2, 2007, and closed on April 2, 2007. The Company sold $880,000 of bonds with an average cost of 90-day LIBOR plus 40.6 basis points and retained 100% of the equity interests in the Company’s CDO subsidiary that issued the CDO notes consisting of preferred and common shares. The notes issued by the Company’s CDO subsidiary are secured initially by a portfolio of whole loans, B Notes, mezzanine loans and CMBS. The Company’s Manager will act as the collateral manager for the Company’s CDO subsidiary but will not receive any fees in connection therewith. The Company is the advancing agent in connection with the issuance of the CDO notes. CDO II is not a QSPE as defined under SFAS 140 due to certain permitted activities of CDO II that are not consistent with activities of a QSPE permitted under SFAS 140, such as having the ability to sell impaired securities and acquire replacement securities with the proceeds at the discretion of the collateral administrator. CDO II will be consolidated in the financial statements of the Company and the Company will account for the CDO II transaction as a financing. The collateral assets that the Company transferred to CDO II are reflected in the Company’s balance sheet. The bonds issued to third parties are reflected as debt on the Company’s balance sheet at June 30, 2007. In connection with the CDO II transaction, the Company terminated 24 and partially unwound five effective cash flow hedges, or interest rate swaps, with a total notional amount of $398,383. A total termination value of approximately $8,045 was paid to the Company’s counterparties on April 2, 2007. Additionally, the Company entered into 15 interest rate swaps and three basis swaps with aggregate notional amounts of approximately $622,957 and $235,053, respectively. As of June 30, 2007, CDO bonds of $805,000 were outstanding, with a weighted average interest rate of 5.76%.

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

However, an alternative view could be taken that in a transaction where assets are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the sellers’ perspective. In such a case, the seller may be required to continue to consolidate the assets sold to the Company. Under this view, the Company would be precluded from presenting the assets gross on its balance sheet and would instead treat its net investment in such assets as a derivative. Under this view, the interest rate swaps entered into by the Company to hedge its interest rate exposure with respect to these transactions would no longer qualify for hedge accounting, but would be marked to market through the income statement. The FASB is currently discussing this issue and has issued draft FASB Staff Position 140-d “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.”

This potential change would not affect the economics of the transactions but would affect how the transactions are reported in our financial statements. If the Company were to apply this view to its transactions, for the three and six months ended June 30, 2007 and year ended December 31, 2006, the change in net income per common diluted share would be immaterial and our total assets and total liabilities would each be reduced by $7,709 and $14,854, respectively.

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

Unfunded Commitments

The Company currently has unfunded commitments to fund loan advances and joint venture equity contributions. The table below summarizes our unfunded commitments as of June 30, 2007.

	Total Commitment Amount	Current Funded Amount	Total Unfunded Commitment
Loans	$457,098	$374,538	$82,560
Joint Venture Equity	78,116	75,808	2,308

Total	$535,214	$450,346	$84,868

NOTE 11—RELATED PARTY TRANSACTIONS

Management Agreement

The Company’s Management Agreement provides for an initial term through December 2008 and will automatically renew for a one-year term each anniversary date thereafter, subject to certain termination rights. After the initial term, the Company’s independent directors will review the Manager’s performance annually and the Management Agreement may be terminated subject to certain termination rights. The Company’s executive officers and directors own approximately 14.9% of the Manager.

The Company pays the Manager a base management fee monthly in arrears in an amount equal to 1/12 of the sum of (i) 2.0% of the Company’s gross stockholders’ equity (as defined in the Management Agreement) of the first $400,000 of the Company’s equity; and (ii) 1.75% of the Company’s equity in an amount in excess of $400,000 and up to $800,000; and (iii) 1.5% of the Company’s equity in excess of $800,000. The Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are the Company’s officers, receive no cash compensation directly from the Company. For the three and six months ended June 30, 2007 and 2006, respectively, the Company paid $2,049, $4,118, $1,432 and $2,845 to the Manager for the base management fee under this agreement. As of June 30, 2007 and December 31, 2006, respectively, $658 and $686 of management fees were accrued.

In addition to the base management fee, the Manager may receive quarterly incentive compensation. The purpose of the incentive compensation is to provide an additional incentive for the Manager to achieve targeted levels of Funds From Operations (as defined in the Management Agreement) and to increase the Company’s stockholder value. The Manager may receive quarterly incentive compensation in an amount equal to the product of: (i) twenty-five percent (25%) of the dollar amount by which (A) the Company’s Funds From Operations (after the base management fee and before incentive compensation) per share of common stock for such quarter (based on the weighted average of shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of the Company’s common stock in the Company’s June 2005 private offering and the prices per share of the Company’s common stock in any subsequent offerings (including the Company’s initial public offering), multiplied by (2) the greater of (a) 2.25% or (b) 0.75% plus one-fourth of the Ten Year Treasury Rate (as defined in the Management Agreement) for such quarter, multiplied by (ii) the weighted average number of shares of the Company’s common stock outstanding during such quarter. The Company will record any incentive fees as a management fee expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the Management Agreement. For the six months ended June 30, 2007 and 2006, respectively, no amounts were paid or were payable to the Manager for the incentive management fee under this agreement.

The Management Agreement also provides that the Company will reimburse the Manager for various expenses incurred by the Manager or its affiliates on the Company’s behalf, including but not limited to costs associated with formation and capital raising activities and general and administrative expenses. Without regard to the amount of compensation received under the Management Agreement, the Manager is responsible for the wages and salaries of the Manager’s officers and employees. For the three and six months ended June 30, 2007 and 2006, respectively, the Company paid approximately $217, $337, $175 and $378 to the Manager for expense reimbursements. As of June 30, 2007 and December 31, 2006, respectively, $105 and $27 of expense reimbursements were accrued and are included in other liabilities.

Affiliates

As of June 30, 2007, an affiliate of the Manager, CBRE Melody of Texas, LP and its principals, owned 1.1 million shares (which were purchased in the Company’s June 2005 private offering) of the Company’s common stock, 300,000 shares of restricted common stock, and had options to purchase an additional 500,000 shares of common stock.

GEMSA Servicing

GEMSA Loan Services (“GEMSA”) is utilized by the Company as a loan servicer. GEMSA is a joint venture between CBRE/Melody & Company and GE Capital Real Estate. The Company’s fees for GEMSA’s services for the three and six months ended June 30, 2007 and 2006 amounted to $61, $114, $14 and $21, respectively.

NOTE 12—STOCKHOLDERS’ EQUITY

Capital Stock

The Company’s authorized capital stock consists of 150,000,000 shares of capital stock, $0.01 par value per share, of which the Company have authorized the issuance of 100,000,000 shares of common stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share.

        On September 27, 2006, the Company priced its initial public offering (“the Offering”) of common stock, with public trading of the Company’s common stock commencing on September 28, 2006. The Offering was for 11,012,624 shares of its common stock at a price of $14.50 per share, which includes the exercise in full of the underwriters’ option to purchase an additional 1,436,429 shares of common stock. Of these shares, 9,945,020 were sold by the Company and 1,067,604 were sold by selling stockholders. Net proceeds from both the Offering and the over-allotment option, after underwriting discounts and commissions of $8,652 and other offering expenses of $2,361, were $133,190, which the Company received on October 3, 2006. The net proceeds were used to repay outstanding indebtedness under the Wachovia Warehouse Interim Facility. As of June 30, 2007 and December 31, 2006, 30,726,175 and 30,601,142 shares of our common stock were issued and outstanding, respectively.

Comprehensive Income

The following table summarizes the Company’s comprehensive income for the three and six months ended June 30, 2007, and 2006, respectively:

	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006
Net income (loss)	$(4,558)	$2,251	$(2,983)	$7,916
Unrealized gain (loss) on CMBS securities available for sale and cash flow hedges	9,201	4,029	(1,354)	8,124

Comprehensive income (loss)	$4,643	$6,280	$(4,337)	$16,040

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

As of June 30, 2007, 280,446 awards were available for issuance, and 781,155 restricted shares and 938,399 options have been issued, net of forfeitures, under the 2005 Equity Incentive Plan.

The fair value of the options was estimated by reference to the Black-Scholes-Merton formula, a closed-form option pricing model. Given the short history of the Company as a publicly-traded company, the Company estimated the volatility of its stock based on available information on volatility of stocks of other publicly held companies in the industry. Since the 2005 Equity Incentive Plan has characteristics significantly different from those of traded options, and since the assumptions used in such model, particularly the volatility assumption, are subject to significant judgment and variability, the actual value of the options could vary materially from management’s estimate. The assumptions used in such model as of June 30, 2007 are provided in the table below:

Input Variables	June 2005 Grant	January 2006 Grant	August 2006 Grant	September 2006 Grant	March 2007 Grant
Remaining term (in years)	2.9	3.6	4.2	4.2	4.7
Risk-free interest rate	4.9%	4.9%	4.9%	4.9%	4.9%
Volatility	20.4%	21.2%	21.4%	21.4%	22.6%
Dividend yield	8.8%	8.8%	8.8%	8.8%	8.8%
Estimated Fair Value	$0.32	$0.40	$0.44	$0.44	$0.79

The assumptions used in such model as of June 30, 2006 are provided in the table below:

Input Variables	June 2005 Grant	January 2006 Grant
Remaining term (in years)	3.9	4.6
Risk-free interest rate	5.1%	5.1%
Volatility	21.2%	21.7%
Dividend yield	9.5%	9.5%
Estimated Fair Value	$1.07	$1.09

NOTE 13—INCOME TAXES

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company adopted FIN 48 effective January 1, 2007 and it had no material effect on our financial statements. Upon adoption of FIN 48, we have elected an accounting policy to classify accrued interest and penalties related to unrecognized tax benefits in our income tax provision. Previously, our policy was to classify interest and penalties as an operating expense in arriving at pretax income. The Company has no accrued interest and penalties recorded as of June 30, 2007.

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

        The Company uses interest rate swaps and basis swaps to hedge all or a portion of the interest rate risk associated with its borrowings. The counterparties to these contractual arrangements are Credit Suisse International, Deutsche Bank AG, New York, and Wachovia, with which the Company and its affiliates may also have other financial relationships. In the event of nonperformance by counterparty, the Company is potentially exposed to credit loss. However, the Company anticipates that the counterparties will not fail to meet their obligations under the interest rate swap agreements. On the date the Company enters into a derivative contract, the derivative is designated as: (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized liability (“cash flow” hedge); (2) a hedge of exposure to fair value of a recognized fixed-rate asset; or (3) a contract not qualifying for hedge accounting (“free standing” derivative).

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

The following table summarizes the fair value of the derivative instruments held as of June 30, 2007:

Contract	Estimated Fair Value at June 30, 2007
Derivatives designated as cash flow hedges	$14,609
Free-standing hedges	112

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

NOTE 15—EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. In accordance with SFAS No. 128 “Earnings Per Share,” certain shares of nonvested restricted stock are not included in the calculation of basic EPS (even though shares of nonvested restricted stock are legally outstanding). Diluted earnings per share takes into account the effect of dilutive instruments, such as common stock options and shares of unvested restricted common stock, but use the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding (treasury stock method). The following table presents a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2007:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Basic:
Net loss	$(4,558)	$(2,983)
Weighted-average number of shares outstanding	30,216	30,189
Basic loss per share	$(0.15)	$(0.10)
Diluted:
Net loss	$(4,558)	$(2,983)
Weighted-average number of shares outstanding	30,216	30,189
Plus: Incremental shares from assumed conversion of dilutive instruments	0	0
Adjusted weighted-average number of shares outstanding	30,216	30,189
Diluted loss per share	$(0.15)	$(0.10)

The following table presents a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2006:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Basic:
Net income	$2,251	$7,916
Weighted-average number of shares outstanding	20,046	20,023
Basic earnings per share	$0.11	$0.40
Diluted:
Net income	$2,251	$7,916
Weighted-average number of shares outstanding	20,046	20,023
Plus: Incremental shares from assumed conversion of dilutive instruments	171	193
Adjusted weighted-average number of shares outstanding	20,217	20,216
Diluted earnings per share	$0.11	$0.39

NOTE 16—DIVIDENDS

On June 18, 2007, the Company declared dividends of $0.21 per share of common stock, payable with respect to the three month period ended June 30, 2007, to stockholders of record at the close of business on June 29, 2007. The Company paid these dividends on July 16, 2007.

NOTE 17—SUBSEQUENT EVENTS

On August 6, 2007, the master repurchase agreement with Deutsche Bank, on which the Company had $14,336 outstanding debt secured by one first mortgage, was amended to change the repurchase date to September 5, 2007, at which point the DB Warehouse Facility will terminate.

On August 6, 2007, the Company received a margin deficit notice from Wachovia stating that a margin deficit under the Wachovia Warehouse Facility exists, and demanding that the Company transfer $26,717 to Wachovia in immediately available funds on August 8, 2007. The deadline was initially extended by Wachovia to August 9, 2007 pursuant a letter, dated as of August 8, 2007. The Company wired $17,000 in cash to Wachovia on August 9, 2007. The Company and Wachovia are in the process of negotiating the remainder of the margin deficit and discussing the amount and manner of payment through either borrowing under a $75,000 revolving credit facility under the Company’s second CDO or through the pledge of certain assets. The deadline for the remaining $9,717 margin deficit was extended by Wachovia to August 14, 2007 pursuant to a letter, dated as of August 9, 2007.

On August 14, 2007 the Company transferred two assets off the Wachovia Warehouse Facility into one of its existing CDOs, thereby reducing the margin requirement by $2,962. The Company also wired $5,107 in cash towards satisfaction of the margin deficit. The Company expects to receive an extension to August 16, 2007 to continue negotiation on the amount and timing of the remaining $1,648 margin deficit.

Given the recent volatility in the capital markets, the Company has halted making new investments in the near-term. The current credit market environment is unstable and the Company continues to review and analyze the impact on potential avenues of liquidity. The Company has plans to restart its lending program when it is comfortable with the expected pricing of, and have reasonable access to, capital both in the debt and equity markets that will enable it to achieve its growth objectives. The Company is considering several equity and debt capital raising options.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Unless the context requires otherwise, all references to “we,” “our,” and “us” in this quarterly report mean CBRE Realty Finance, Inc., a Maryland corporation, and our wholly owned subsidiaries.

We are a commercial real estate specialty finance company organized in May 2005 that is focused on originating, acquiring, investing in, financing and managing, a diversified portfolio of commercial real estate-related loans and securities, including whole loans, bridge loans, subordinate interests in whole loans, which we refer to as B Notes, commercial mortgage-back securities, which we refer to as CMBS, and mezzanine loans primarily in the United States.

We are a holding company that conducts its businesses through wholly-owned or majority-owned subsidiaries. We are externally managed and advised by CBRE Realty Finance Management, LLC, which we refer to as our Manager, an indirect subsidiary of CB Richard Ellis, Inc., which we refer to as CBRE, and a direct subsidiary of CBRE Melody & Company, which we refer to as CBRE/Melody.

We have elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2005. Accordingly, we generally will not be subject to U.S. federal income taxes if we meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our net taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) to our stockholders. However, we have a taxable REIT subsidiary, which we refer to as our TRS, which will incur federal, state and local taxes on the taxable income from their activities.

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

On August 6, 2007, the master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch, or Deutsche Bank, which we refer to as the DB Warehouse Facility, on which we have approximately $14.3 million of outstanding debt secured by one first mortgage, was amended to change the repurchase date to September 5, 2007, at which point the DB Warehouse Facility will terminate.

        On August 6, 2007, we received a margin deficit notice from Wachovia Bank, National Association, or Wachovia, stating that a margin deficit under a master purchase agreement, which we refer to as the Wachovia Warehouse Facility, exists, and demanding that we transfer approximately $26.7 million to Wachovia in immediately available funds on August 8, 2007. The deadline was initially extended by Wachovia to August 9, 2007 pursuant a letter, dated as of August 8, 2007. We wired $17.0 million in cash to Wachovia on August 9, 2007. We are in the process of negotiating with Wachovia the remainder of the margin deficit and discussing the amount and manner of payment through either borrowing under a $75.0 million revolving credit facility under our second CDO or through the pledge of certain assets. The deadline for the remaining approximately $9.7 million margin deficit was extended by Wachovia to August 14, 2007 pursuant to a letter, dated as of August 9, 2007.

        On August 14, 2007 we transferred two assets off the Wachovia Warehouse Facility into one of our existing CDOs, thereby reducing the margin requirement by $2.962 million. We also wired $5.107 million in cash towards satisfaction of the margin deficit. We expect to receive an extension to August 16, 2007 to continue negotiation on the amount and timing of the remaining $1.648 million margin deficit.

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

As of June 30, 2007, we held investments of approximately $2.0 billion, including origination costs and fees, and net of repayments and sales of partial interests in loans. As of June 30, 2007, our investment portfolio consisted of the following (dollars in thousands):

				Weighted Average
Security Description	Carrying Value	Number of Investments	Percent of Total Investments	Coupon	Yield to Maturity	LTV
Whole loans(1)	$1,041,251	43	52.2%	6.93%	6.78%	67%
B Notes	232,499	10	11.6%	8.53%	8.59%	68%
Mezzanine loans	312,851	15	15.7%	10.33%	10.12%	75%
CMBS	286,757	67	14.4%	6.15%	7.14%	—
Joint venture investments(2)	67,867	8	3.4%	—	—	—
Assets held for development	54,655	2	2.7%	—	—	—

Total	$1,995,880	145	100.0%

(1)	Includes originated whole loans, acquired whole loans and bridge loans.
(2)

Includes our equity investment in two limited liability companies which are deemed to be VIEs and which we consolidate in our audited financial statements because we are deemed to be the primary beneficiary of these VIEs under FIN 46R.

We expect approximately 40% to 60% of our annual production to be sourced though the affiliated CBRE system. The following table depicts our investment activity for the six months ended June 30, 2007 and the year ended December 31, 2006 and the percentage of such investment activity sourced through the affiliated CBRE System (dollars in millions):

	2007	2006
Total Investments	$727.0	$1,041.3
Percentage Sourced through Affiliated CBRE System	28.5%	62.6%
Percentage Sourced through Internal Origination System	2.3%	4.9%

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

We believe that the real estate business is influenced by a number of general economic and specific real estate factors. Those factors include, among other things, the level and direction of interest rates, inflation, capital flows, job creation, income levels and new supply of real estate properties. We believe most of these are moving in a positive direction. The U.S. economy grew at a surprisingly strong 3.5% rate in the fourth quarter of 2006, up from a 2.0% rate in the third quarter of 2006, although economic growth slowed in the first half of 2007 and the adjustment in the U.S. residential housing market is ongoing. The monetary policy decisions of the Federal Open Market Committee, or FOMC, in 2006 were intended to foster sustainable economic expansion and to promote a return to low and stable inflation. In that regard, we believe that the economic outlook for 2007 and 2008 appears favorable with the predominant policy concern being that inflation will fail to moderate as projected. The U.S. economy has been producing new jobs at a positive pace, income levels are increasing and new supply of space is being constrained by a variety of costs, including increased costs of new construction. Our general view is that most commercial real estate product classes should continue to perform well given the current economic environment and real estate fundamentals.

Interest rates are still at historically low levels with little or no indication that they will rise in the near future. The yield curve indicates that interest rates will likely decline in the future. The FOMC left interest rates unchanged at their last meeting in August, holding the federal funds rate at 5.25% and indicating that they were likely to reduce the rate in the near future, if any at all. Although rising interest rates can have a negative effect on the broad economy and the real estate markets, we do not believe that we will experience a sizeable or swift increase in interest rates over the next few years. Due to our focus on match funding investments, our portfolio should continue to perform well in an increasing interest rate environment. The commercial real estate debt market has experienced very low default rates and we expect this trend to continue.

        Capital flows to real estate increased in 2006 and have continued to grow in the first half of 2007. As an asset class, real estate continues to appeal to a broad mix of investors having a diverse set of investment objectives including current yield and capital appreciation. We believe that real estate continues to look attractive to investors on both an absolute basis and relative to alternative investments. The increased capital flows have resulted in increased competition and lower spreads in most of 2006 on debt instruments but also have reduced our cost of funds. During the second half of 2006 we have seen spreads moderate on debt instruments. Recently, we have seen spreads widen as a result of CMBS and CDOs, pricing at significantly wider spreads than the previously prevailing levels.

In the short-term, we believe the current environment of rapidly changing and evolving markets will provide increasing challenges in our industry. While we continue to believe the commercial lending business has strong long-term fundamentals and is being adversely affected by recent volatility in the capital markets, due to these uncertainties, we may experience the following:

•	Lower loan originations and margins;

•	More restrictive regulatory environment;

•	Reduced access to and increased cost of financing; and

•	Reduced funds available for distribution as dividends

        Given the recent volatility in the capital markets, we have halted making new investments in the near-term. The current credit market environment is unstable and we continue to review and analyze the impact on potential avenues of liquidity. We have a warehouse line with each of Wachovia and Deutsche Bank. As described above, on August 6, 2007, the master repurchase agreement with Deutsche Bank was amended to change the repurchase date to September 5, 2007, at which point the DB Warehouse Facility will terminate. As described above, on August 6, 2007, we received a margin deficit notice from Wachovia stating that a margin deficit under the Wachovia Warehouse Facility. We have plans to restart our lending program when we are comfortable with the expected pricing of, and have reasonable access to, capital both in the debt and equity markets that will enable us to achieve our growth objectives. We are considering several equity and debt capital raising options.

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Revenues

Investment income increased by $16.9 million to $29.7 million for the three months ended June 30, 2007, from $12.8 million for the three months ended June 30, 2006, as the overall investment portfolio increased to $2.0 billion at June 30, 2007 from $844.1 million at June 30, 2006. Primarily, the increase in the second quarter of 2007 was generated by the increase in carrying value of our investment portfolio which increased investment income in our whole loans by $10.4 million, B Notes by $1.6 million, mezzanine loans by $1.7 million and CMBS $3.1 million.

Real estate operating income increased by $0.6 million to $2.0 million for the three months ended June 30, 2007, from $1.4 million for the three months ended June 30, 2006, which primarily represents rental income from our two consolidated joint ventures.

Other income increased by $1.5 million to $2.6 million for the three months ended June 30, 2007, from $1.1 million for the three months ended June 30, 2006, which represents interest earned on cash balances primarily from overnight repurchase investments.

Expenses

Interest expense increased by $14.2 million to $23.4 million for the three months ended June 30, 2007, from $9.2 million for the three months ended June 30, 2006, of which $0.4 million represents interest on our first CDO financing, which had a weighted average spread to 30-day LIBOR of 51 basis points (or 5.83%) at June 30, 2007, $11.5 million represents interest on our second CDO financing, which had a weighted average spread to 3-month LIBOR of 41 basis points (or 5.76%) at June 30, 2007, $0.9 million represents interest on borrowings on our warehouse facilities, which had a weighted average spread to 30-day LIBOR of 104 basis points (or 6.36%) at June 30, 2007, $0.4 million represents interest on our consolidated real estate joint venture mortgages, and $1.0 million represents interest on our trust preferred securities. The remaining balance in interest expense is comprised of $0.2 million of net swap interest income related to our derivative contracts, $0.6 million of capitalized interest, $0.5 million of amortization of deferred financing costs related, primarily, to the closing of our warehouse facilities and our CDO financings, $0.1 million of servicing fees.

Management fees increased by $0.6 million to $2.0 million for the three months ended June 30, 2007 from $1.4 million for the three months ended June 30, 2006, attributable to the equity raised through our September 2006 initial public offering, or IPO, which represent fees paid or payable to our Manager under our management agreement.

Property operating expenses increased by $0.6 million to $1.3 million for the three months ended June 30, 2007, from $0.7 million for the three months ended June 30, 2006. The increase is related to the two consolidated joint ventures and the two assets we foreclosed in May 2007.

General and administrative expenses increased by $1.0 million to $3.0 million for the three months ended June 30, 2007, from $2.0 million for the three months ended June 30, 2006. The increase was attributable to $0.7 million from professional fees, insurance, and general overhead costs and an increase of $0.3 million from purchase and acquisition investment activity.

The management fees, expense reimbursements, formation costs and the relationship between our Manager, our affiliates and us are discussed further in “—Related Party Transactions.”

Loss on impairment of asset

Loss on impairment of asset increased to $7.8 million for the six months ended June 30, 2007 from $0 for the six months ended June 30, 2006. After taking control and possession of the Monterey property, management determined the fair value of the Monterey property based on various factors, including, the best use of the underlying property, the time frame we are expected to resume development activities after resolving the claim with the Montgomery County Housing Authority, or the Housing Authority, studies on the cost to complete development efforts and the demand for completed condominium units. Based on the results of this analysis, we determined that the fair market value of the net assets received on the date of foreclosure was approximately $29.3 million, which is less than the carrying value on the date of acquisition of $37.1 million. The deficit was driven by various factors, including, the delay in development and sales efforts on the project due to the claim by the Housing Authority, an increase in secured liens assumed by the previous owner, and an increase in the estimated costs to complete the project. As a result, we concluded that the foreclosure event triggered an impairment of $7.8 million which has been recorded in the consolidated statements of operations for the three and six month periods ended June 30, 2007.

Gain (loss) on derivatives

Gain (loss) on derivatives decreased by $0.4 million to a $0.1 million loss for the three months ended June 30, 2007 from a $0.3 million realized gain for the three months ended June 30, 2006, of which the decrease was attributable to $0.9 million realized gain from terminated interest rate swaps and a $0.5 million unrealized loss related to interest rate swaps in the three months ended June 30, 2006.

Equity in net loss of unconsolidated joint ventures

Equity in net loss of unconsolidated joint ventures decreased by $1.2 million to $1.0 million loss for the three months ended June 30, 2007 from $0.2 million income for the three months ended June 30, 2006, primarily resulting from six joint ventures having operations in the current quarter while the prior period only had operations of four joint ventures.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Revenues

Investment income increased by $31.3 million to $55.2 million for the six months ended June 30, 2007, from $23.9 million for the six months ended June 30, 2006, as the overall investment portfolio increased to $2.0 billion at June 30, 2007 from $844.1 million at June 30, 2006. Primarily, the increase in the second quarter of 2007 was generated by the increase in carrying value of our investment portfolio which increased investment income in our whole loans by $19.2 million, B Notes by $3.2 million, mezzanine loans by $3.0 million and CMBS by $6.3 million.

Real estate operating income increased by $1.6 million to $3.7 million for the six months ended June 30, 2007, from $2.1 million for the six months ended June 30, 2006, which primarily represents rental income from our two consolidated joint ventures.

Other income increased by $1.3 million to $3.0 million for the six months ended June 30, 2007, from $1.7 million for the six months ended June 30, 2006, which represents interest earned on cash balances primarily from overnight repurchase investments.

Expenses

Interest expense increased by $26.3 million to $40.9 million for the six months ended June 30, 2007, from $14.6 million for the six months ended June 30, 2006, of which $7.6 million represents interest on our first CDO financing, which had a weighted average spread to 30-day LIBOR of 51 basis points (or 5.83%) at June 30, 2007, $11.5 million represents interest on our second CDO financing, which had a weighted average spread to 3-month LIBOR of 41 basis points (or 5.76%) at June 30, 2007, $4.4 million represents interest on borrowings on our warehouse facilities, which had a weighted average spread to 30-day LIBOR of 104 basis points (or 6.36%) at June 30, 2007, $0.9 million represents interest on our consolidated real estate joint venture mortgages, and $2.0 million represents interest on our trust preferred securities. The remaining balance in interest expense is comprised of $0.6 million of net swap interest income related to our derivative contracts, $0.7 million of capitalized interest, $0.9 million of amortization of deferred financing costs related, primarily, to the closing of our warehouse facilities and our CDO financing, and $0.2 million of servicing fees.

Management fees increased by $1.2 million to $4.0 million for the six months ended June 30, 2007 from $2.8 million for the six months ended June 30, 2006, attributable to the equity raised through our IPO, which represent fees paid or payable to our Manager under our management agreement.

Property operating expenses increased $1.3 million to $2.2 million for the six months ended June 30, 2007 from $0.9 million for the six months ended June 30, 2006. The increase is related to our two consolidated joint ventures and the two assets we foreclosed on in May 2007.

General and administrative expenses increased by $0.3 million to $4.8 million for the six months ended June 30, 2007, from $4.5 million for the six months ended June 30, 2006. The increase was attributable to $0.6 million from professional fees, insurance, and general overhead costs and an increase of $0.5 million from purchase and acquisition investment activity. Stock-based compensation expenses decreased $0.8 million for the Six Months Ended June 30, 2007. This represents the cost of restricted stock and options granted to our Manager, our executive officers and directors and our Manager. The restricted stock and options for our directors will vest one year from the date of grant and for all other grantees will vest equally over a three-year period. The shares of restricted stock receive dividends as declared and paid. The compensation expense recorded for the six months ended June 30, 2007 represents a ratable portion of the expense based on the fair value of these shares and options over their vesting period.

Depreciation/Amortization increased by $0.6 million to $1.3 million for the six months ended June 30, 2007, from $0.7 million for the six months ended June 30, 2006. The increase is related to our two consolidated joint ventures and our two second quarter foreclosed assets.

The management fees, expense reimbursements, formation costs and the relationship between our Manager, our affiliates and us are discussed further in “—Related Party Transactions.”

Loss on impairment of asset

        Loss on impairment of asset increased to $7.8 million for the six months ended June 30, 2007 from $0 for the six months ended June 30, 2006. After taking control and possession of the Monterey property, management determined the fair value of the Monterey property based on various factors, including, the best use of the underlying property, the time frame we are expected to resume development activities after resolving the claim with the Housing Authority, studies on the cost to complete development efforts and the demand for completed condominium units. Based on the results of this analysis, we determined that the fair market value of the net assets received on the date of foreclosure was approximately $29.3 million, which is less than the carrying value on the date of acquisition of $37.1 million. The deficit was driven by various factors, including, the delay in development and sales efforts on the project due to the claim by the Housing Authority, an increase in secured liens assumed by the previous owner, and an increase in the estimated costs to complete the project. As a result, we concluded that the foreclosure event triggered an impairment of $7.8 million which has been recorded in the consolidated statements of operations for the three and six month periods ended June 30, 2007.

Loss on sale of investments

Loss on sale of investments increased by $0.1 million to $0.3 million for the six months ended June 30, 2007, from $0.2 million for the six months ended June 30, 2006. The loss in 2007 is related to the sale of a CMBS investment and the loss in 2006 is related to the sale of a senior note.

Gain (loss) on derivatives

Gain (loss) on derivatives decreased by $3.8 million to a $0.2 million loss for the six months ended June 30, 2007 from a $3.6 million gain for the six months ended June 30, 2006, of which the decrease was attributable to a $3.7 million gain from terminated interest rate swaps in 2006 and in 2007, primarily related to a $0.1 million loss attributable to an interest rate cap.

Equity in net income (loss) of unconsolidated joint ventures

Equity in net income (loss) of unconsolidated joint ventures decreased by $3.7 million to $3.5 million loss for the six months ended June 30, 2007 from $0.2 million income for the six months ended June 30, 2006, primarily resulting from six joint ventures having operations in the current quarter while the prior period only had operations of four joint ventures.

Risk Management

The two foreclosed assets are the Monterey property in Bethesda, Maryland and the Rodgers Forge in Towson, Maryland. We foreclosed on the Monterey property, a 434-unit condominium conversion project, on May 9, 2007 and took immediate control. We foreclosed on Rodgers Forge, a 508-unit condominium conversion project, on May 4, 2007 and took control on June 19, 2007 after court ratification awarded it legal control of the property. During the six months ended June 30, 2007, we funded $10.3 million to foreclosed assets to cure defaults of senior debt, pay real estate taxes, pay assumed liens and pay for attorney and appraisal services related to the foreclosures. We intend to continue developing each of these properties and will explore exiting the property when and if a buyers can be identified at reasonable exit prices.

Non-Performing Loans

Non-performing loans include all loans on non-accrual status and repossessed real estate collateral. We transfer loans to non-accrual status at such time as: (1) we determine the borrower is incapable of curing, or has ceased efforts towards curing the cause of a default; (2) the loan becomes 90 days delinquent; (3) the loan has a maturity default; or (4) the net realizable value of the loan’s underlying collateral approximates our carrying value of such loan. Interest income is recognized only upon actual cash receipt for loans on non-accrual status. At June 30, 2007, there were no non-performing loans.

Watch List Assets

We conduct a quarterly comprehensive credit review, resulting in an individual risk classification being assigned to each asset. This review is designed to enable us to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an “early warning system.” At June 30, 2007, there were no watch list assets.

Liquidity and Capital Resources

Overview

On August 6, 2007, the master repurchase agreement with Deutsche Bank, on which we have approximately $14.3 million outstanding debt secured by one first mortgage, was amended to change the repurchase date to September 5, 2007, at which point the DB Warehouse Facility will terminate.

On August 6, 2007, we received a margin deficit notice from Wachovia stating that a margin deficit under a master repurchase agreement with Wachovia exists, and demanding that we transfer approximately $26.7 million to Wachovia in immediately available funds on August 8, 2007. The deadline was initially extended by Wachovia to August 9, 2007 pursuant a letter, dated as of August 8, 2007. We wired $17.0 million in cash to Wachovia on August 9, 2007. We are in the process of negotiating with Wachovia the remainder of the margin deficit and discussing the amount and manner of payment through either (i) borrowing under a $75.0 million revolving credit facility under our second CDO, (ii) through the pledge of certain unencumbered assets, (iii) through the contribution of assets securing the Wachovia Warehouse Facility into our second CDO or (iv) through the use of available cash on hand. The deadline for the remaining $9.7 million margin deficit was extended by Wachovia to August 14, 2007 pursuant to a letter, dated as of August 9, 2007.

On August 14, 2007 we transferred two assets off the Wachovia Warehouse Facility into one of our existing CDOs, thereby reducing the margin requirement by $2.962 million. We also wired $5.107 million in cash towards satisfaction of the margin deficit. We expect to receive an extension to August 16, 2007 to continue negotiation on the amount and timing of the remaining $1.648 million margin deficit.

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends and for other general business needs. Our primary sources of funds for short-term liquidity, including working capital, distributions and additional investments consist of (i) cash flow from operations; (ii) borrowings under our master repurchase agreement with Wachovia; (iii) proceeds from our CDOs or other forms of financing or additional securitizations or CDO offerings; (iv) proceeds from additional common or preferred equity offerings or offerings of trust preferred securities; (v) proceeds from principal payments on our investments; (vi) proceeds from potential joint ventures; and (vii) proceeds from potential loan and asset sales. We believe these sources of funds will be sufficient to meet our short-term liquidity requirements, including repayment of the DB Warehouse Facility and meeting the margin deficit under the Wachovia Warehouse Facility. Due to recent market turbulence, we do not anticipate having the ability over the next fiscal quarter to access equity capital through the public markets or debt capital through warehouse lines, new CDO issuances, or new trust preferred issuances. Therefore, we will rely mostly on cash flows from operations, principal payments on our investments, and proceeds from potential joint ventures and asset sales.

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

Given the recent volatility in the capital markets, we have halted making new investments in the near-term. The current credit market environment is unstable and we continue to review and analyze the impact on potential avenues of liquidity. We have a warehouse line with each of Wachovia and Deutsche Bank. As described above, on August 6, 2007, the master repurchase agreement with Deutsche Bank was amended to change the repurchase date to September 5, 2007, at which point the DB Warehouse Facility will terminate. As described above, on August 6, 2007, we received a margin deficit notice from Wachovia stating that a margin deficit under the Wachovia Warehouse Facility. We have plans to restart our lending program when we are comfortable with the expected pricing of, and have reasonable access to, capital both in the debt and equity markets that will enable us to achieve our growth objectives. We are considering several equity and debt capital raising options.

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

As of June 30, 2007, 781,155 shares of restricted common stock, net of forfeitures, and options to purchase 873,899 shares of common stock, net of forfeitures, and options to purchase 64,500 shares of common stock, net of forfeitures, with an exercise price of $15.00 per share and $13.08 per share, respectively, have been issued under our 2005 equity incentive plan. These restricted shares and options have a vesting period of three years from the date of grant (except with respect to 2,668 restricted shares which vested one year from the date of grant).

Warehouse Lines

DB Warehouse Facility

On August 30, 2005, we entered into two facilities with Deutsche Bank that provided $650.0 million of aggregate borrowing capacity.

We have a $400.0 million master repurchase agreement, which had an initial repurchase date of August 29, 2006. On August 6, 2007, the master repurchase agreement was amended to change the repurchase date to September 5, 2007. On September 5, 2007, the master repurchase agreement will be terminated. We expect to refinance or sell the asset under this facility prior to the termination date. We do not expect to borrow under this facility again. Our TRS is also a party to this agreement and we and our TRS are jointly and severally liable thereunder. Advances under this facility bear interest only, which is reset monthly, with a pricing spread of 50 basis points over 30-day LIBOR. Based on our investment activities, this facility provides for an advance rate of up to 90% based upon the collateral provided under a borrowing based calculation. This facility finances our whole loan originations and acquisitions. As of June 30, 2007 and December 31, 2006, the outstanding balance under this facility was approximately $14.3 million and $14.3 million, respectively, with a current weighted average interest rate of 5.82% and 5.85%, respectively. As of June 30, 2007, we had approximately $385.7 million of additional capacity under this facility to fund future investments. The borrowings under this facility are collateralized by the following investments (dollars in thousands):

Investment Type	Number of Investments	Carrying Value
Whole Loans	1	$16,000

We also had a $250.0 million repurchase agreement with Deutsche Bank which terminated on November 29, 2006.

The DB Warehouse Facility contains certain covenants, the most restrictive of which are requirements that we maintain a minimum tangible net worth of no less than $125.0 million, a minimum debt service coverage of not less than 1.5 to 1 in the aggregate, a ratio of indebtedness-to-tangible net worth not to exceed 3.5 to 1, and minimum cash or marketable securities of not less than (i) $10.0 million for a debt-to-book ratio above 2 to 1; (ii) $5.0 million for a debt-to-book equity ratio between 1 to 1 and 2 to 1; and (iii) $3.0 million for a debt-to-book equity ratio of below 1 to 1. On August 6, 2007, we received from Deutsche Bank a one-time waiver of the indebtedness-to-tangible net worth financial covenant which we were not in compliance with as of June 30, 2007. We were in compliance with all other covenants and conditions as of June 30, 2007 and with all covenants and conditions as of December 31, 2006.

Bank of America Warehouse Facilities

In January and February, 2006, we entered into two facilities with Banc of America Securities, LLC and Bank of America N.A., or the Bank of America Warehouse Facilities, that provided $450.0 million of aggregate borrowing capacity. These facilities were terminated on April 2, 2007.

Wachovia Warehouse Facility

In July 2006, we entered into a mortgage loan purchase agreement with Wachovia that provided $175.0 million of aggregate borrowing capacity, or the Wachovia Warehouse Interim Facility. The borrowings under this facility were paid off on October 4, 2006 and the facility was terminated.

In August 2006, we entered into a master repurchase agreement with Wachovia that provided $300.0 million of aggregate borrowing capacity. On December 15, 2006 and February 8, 2007, the aggregate borrowing capacity was increased to $500.0 million and $700.0 million, respectively, and the increase period expires on May 1, 2007. After the expiration of the increase period the maximum borrowing capacity will be $300.0 million. The Wachovia Warehouse Facility has an initial fixed repurchase date of August 24, 2009, which may be extended for a period not to exceed 364 days upon our written request to the buyer at least 30 days, but no more than 60 days, prior to the initial repurchase date, if (i) no default or event of default (as defined in the repurchase agreement) has occurred or continuing and (ii) upon our payment to the buyer of a certain extension fee. Based on our investment activities, this facility provides for an advance between 50% and 95% based upon the collateral provided under a borrowing based calculation. Advances under this facility bear interest only, which is reset monthly, with a range of pricing spreads from 20 to 200 basis points over 30-day LIBOR. This facility finances our origination or acquisition of whole loans, subordinate mortgage interests and CMBS. As of June 30, 2007, and December 31, 2006, the outstanding balance under this facility was approximately $299.2 million and $361.8 million, respectively, with a weighted average borrowing rate of 6.39% and 6.03%, respectively. On April 2, 2007, in conjunction with the second CDO transaction, we paid off $517,701 of the outstanding debt. As of June 30, 2007, we had $100.7 million of capacity under this facility to fund future investments. The borrowings under this facility were collateralized by the following investments (dollars in thousands):

Investment Type	Number of Investments	Carrying Value
Whole Loans	6	$244,828
Subordinated Debt	1	$36,500
Mezzanine Loans	3	$75,000
CMBS	2	$14,234

The Wachovia Warehouse Facility contains certain covenants, the most material of which are requirements that we maintain a minimum tangible net worth of no less than the sum of $250.0 million, a ratio of total liability to total assets greater than 0.80 to 1.0 (for the $300.0 million Wachovia Warehouse Facility) and 75% of the net proceeds of the issuance by us of any capital stock of any class and minimum cash and marketable securities of not less than $10.0 million. Additionally, at no time shall the consolidated interest coverage ratio by us for the immediately preceding fiscal quarter be less than 1.3 to 1.0 during the fiscal quarter ended on June 30, 2007 and the fiscal quarter ending September 30, 2007. We were in compliance with all covenants and conditions as of June 30, 2007 and December 31, 2006.

We received a margin deficit notice from Wachovia, dated August 6, 2007, stating that a margin deficit under the Wachovia Warehouse Facility exists, and demanding that we transfer approximately $26.7 million to Wachovia in immediately available funds on August 8, 2007. The deadline was initially extended by Wachovia to August 9, 2007 pursuant a letter, dated as of August 8, 2007. We wired $17.0 million in cash to Wachovia on August 9, 2007. We and Wachovia are in the process of negotiating the remainder of the margin deficit and discussing the amount and manner of payment through either borrowing under a $75.0 million revolving credit facility under our second CDO or through the pledge of certain assets. The deadline for the remaining approximately $9.7 million margin deficit was extended by Wachovia to August 14, 2007 pursuant to a letter, dated as of August 9, 2007.

On August 14, 2007 we transferred two assets off the Wachovia Warehouse Facility into one of our existing CDOs, thereby reducing the margin requirement by $2.962 million. We also wired $5.107 million in cash towards satisfaction of the margin deficit. We expect to receive an extension to August 16, 2007 to continue negotiation on the amount and timing of the remaining $1.648 million margin deficit.

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

This potential change would not affect the economics of the transactions but would affect how the transactions are reported in our financial statements. If we were to apply this view to our transactions, for the three and six months ended June 30, 2007 and the year ended December 31, 2006, the change in net income per common diluted share would be immaterial and our total assets and total liabilities would each be reduced by $7.7 million and $14.9 million, respectively.

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

In March 2007, Wachovia acted as the exclusive structurer and placement agent with respect to our second CDO transaction totaling $1.0 billion, which priced on March 2, 2007, and closed on April 2, 2007. We sold $880.0 million of bonds with an average cost of 90-day LIBOR plus 40.6 basis points and retained 100% of the equity interests in our CDO subsidiary that issued the CDO notes consisting of preference and common shares. The notes issued by our CDO subsidiary are secured initially by a portfolio of whole loans, B Notes, mezzanine loans and CMBS. Our Manager will act as the collateral manager for our CDO subsidiary but will not receive any fees in connection therewith. We are the advancing agent in connection with the issuance of the CDO notes. In connection with our second CDO transaction, we terminated 24 and partially unwound five effective cash flow hedges, or interest rate swaps, with a total notional amount of approximately $398.4 million. A total termination value of approximately $8.0 million was paid to our counterparties on April 2, 2007. Additionally, we entered into 15 interest rate swaps and three basis swaps with aggregate notional amounts of approximately $623.0 million and $235.1 million. As of June 30, 2007, our CDO subsidiary is leveraged as follows:

	Carrying Amount at 6/30/07	Stated Maturity	Interest Rate	Weighted Average Expected Life (years)
CDO I Bonds	$508,500	3/25/2046	5.83%	7.1
CDO II Bonds	$805,000	4/07/2052	5.76%	8.0

Mortgage Indebtedness

        On December 14, 2005, our consolidated joint venture, Springhouse Apartments, LLC, obtained a $26.2 million loan in connection with the acquisition of real estate located in Prince George’s County, Maryland. The loan is collateralized by the aforementioned property, is guaranteed by Bozzuto and Associates Inc., our joint venture partner, matures on December 14, 2008, and bears interest at 30-day LIBOR plus 1.75%. As of June 30, 2007 and December 31, 2006, the outstanding balance was $25.6 million and $25.6 million, respectively, at a rate of 7.07% and 7.10%, respectively.

On March 28, 2006, our consolidated joint venture, Loch Raven Village Apartments-II, LLC, obtained a $29.2 million loan in connection with the acquisition of real estate located in Baltimore, Maryland. The loan is collateralized by the aforementioned property, is guaranteed by Bozzuto and Associates Inc., our joint venture partner, matures on April 1, 2009, and bears interest at a fixed rate of 5.96%. As of June 30, 2007 and December 31, 2006, the outstanding balance was $27.0 million and $26.6 million, respectively.

On May 4, 2007, the Company assumed the $36.3 million mortgage loan in conjunction with the Rodgers Forge foreclosure. The loan matures on April 16, 2009 and bears interest equal to one-half of one percent (0.50%) above the Prime Rate. As of June 30, 2007, the outstanding balance was $36.3 million.

On May 9, 2007, the Company assumed the $103.9 million mortgage loan in conjunction with the Monterey foreclosure. The loan matures on February 1, 2008 and bears interest at six-month LIBOR plus 3.25%. As of June 30, 2007, the outstanding balance was $103.9 million.

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

Contractual Obligations

The table below summarizes our contractual obligations as of June 30, 2007. The table excludes contractual commitments related to our derivatives, which we discuss in “Qualitative and Quantitative Disclosures about Market Risk,” and the incentive fee payable under the management agreement that we have with our Manager, which we discuss in Related Party Transactions because those contracts do not have fixed and determinable payments.

	Contractual commitments (in thousands) Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
CDO I bonds payable	$508,500	$—	$—	$—	$508,500
CDO II bonds payable	805,000	—	—	—	805,000
Wachovia Warehouse Facility	299,266	299,266	—	—	—
DB Warehouse Facility	14,336	14,336	—	—	—
Mortgage payable(1)	192,858	103,886	88,972	—	—
Trust preferred securities	50,000	—	—	—	50,000
Base management fees(2)	7,971	7,971	—	—	—

Total	$1,877,931	$425,459	$88,972	$—	$1,363,500

(1)	Non-recourse to us.
(2)	Calculated only for the next 12 months based on our current gross stockholders’ equity, as defined in our management agreement.

Off-Balance Sheet Arrangements

As of June 30, 2007, we had approximately $54.2 million of equity interests in six joint ventures as described in Note 7 to our financial statements for the six months ended June 30, 2007, included elsewhere in this Quarterly Report on Form 10-Q.

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

Related Party Transactions

Management Agreement

On June 9, 2005, we entered into a management agreement with our Manager, which provides for an initial term through December 31, 2008 with automatic one-year extension options for each anniversary date thereafter and is subject to certain termination rights. After the initial term, our independent directors will review our Manager’s performance annually and the management agreement may be terminated subject to certain termination rights. Our executive officers own approximately 26.1% of the Manager. We pay our Manager an annual management fee monthly in arrears equal to 1/12 of the sum of (i) 2.0% of our gross stockholders’ equity (as defined in the management agreement), or equity, of the first $400.0 million of our equity and (ii) 1.75% of our gross stockholders’ equity in an amount in excess of $400.0 million and up to $800.0 million and (iii) 1.5% of our gross stockholders’ equity in excess of $800.0 million. Additionally, from July 26, 2006 to September 27, 2006, we considered the outstanding trust preferred securities as part of gross stockholders’ equity in calculating the base management fee. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. For the three and six months ended June 30, 2007 and 2006, we paid approximately $2.0 million, $4.1 million, $1.4 million, and $2.8 million, respectively, to our Manager for the base management fee under the management agreement. As of June 30, 2007, $0.7 million of management fees were accrued and constituted the management fee payable on our balance sheet.

In addition to the base management fee, our Manager may receive quarterly incentive compensation. The purpose of the incentive compensation is to provide an additional incentive for our Manager to achieve targeted levels of Funds From Operations (as defined in the management agreement) (after the base management fee and before incentive compensation) and to increase our stockholder value. Our Manager may receive quarterly incentive compensation in an amount equal to the product of: (i) twenty-five percent (25%) of the dollar amount by which (A) our Funds From Operations (after the base management fee and before the incentive fee) per share of our common stock for such quarter (based on the weighted average number of shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of our common stock in our June 2005 private offering and the prices per share of our common stock in any subsequent offerings (including our IPO), multiplied by (2) the greater of (a) 2.25% or (b) 0.75% plus one-fourth of the Ten Year Treasury Rate (as defined in the management agreement) for such quarter, multiplied by (ii) the weighted average number of shares of our common stock outstanding during the such quarter. We will record any incentive fees as a management fee expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the management agreement. No amounts had been paid or were payable for incentive compensation under the management agreement as of June 30, 2007 and December 31, 2006.

The management agreement also provides that we will reimburse our Manager for various expenses incurred by our Manager or its affiliates for documented expenses of our Manager or its affiliates incurred on our behalf, including but not limited to costs associated with formation and capital raising activities and general and administrative expenses. Without regard to the amount of compensation received under the management agreement, our Manager is responsible for the wages and salaries of its officers and employees. For the three and six months ended June 30, 2007 and 2006, we paid or had payable $0.2 million, $0.4 million, $0.2 million and $0.4 million, respectively, to our Manager for expense reimbursements, of which $0.1 million were accrued and are included in other liabilities on our balance sheet as of June 30, 2007.

GEMSA Servicing

GEMSA Loan Services, L.P., which we refer to as GEMSA, is utilized by us as a loan servicer. GEMSA is a joint venture between CBRE/Melody and GE Capital Real Estate. GEMSA is a rated master and primary servicer. Our fees for GEMSA’s services are at market rates.

For the three and six months ended June 30, 2007 and 2006, we paid or had payable an aggregate of approximately $61,000, $114,000, $14,000 and $21,000, respectively, to GEMSA in connection with its loan servicing of a part of our portfolio.

Affiliates

As of June 30, 2007, an affiliate of the Manager, CBRE Melody of Texas, LP and its principals, owned 1.1 million shares of our common stock (which were purchased in our June 2005 private offering), 300,000 shares of restricted common stock, and had options to purchase an additional 500,000 shares of common stock.

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

FFO for the three and six months ended June 30, 2007 and 2006 are as follows (dollars in thousands):

	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006
Funds from operations:
Net income (loss)	$(4,558)	$2,251	$(2,983)	$7,916
Adjustments:
Depreciation	361	257	1,188	380
Gain (losses) from debt restructuring	—	—	—	—
Gain (losses) from sale of property	—	—	—	—
Funds from discontinued operations	—	—	—	—
Real estate depreciation and amortization—unconsolidated ventures	2,357	639	5,525	639

Funds from operations	$(1,840)	$3,147	$3,730	$8,935

Cash flows (used in) provided by operating activities	$(6,484)	$(552)	$17,377	$3,054
Cash flows used in investment activities	$(487,839)	$(100,886)	$(695,790)	$(351,593)
Cash flows provided by financing activities	$468,914	$68,847	$681,724	$339,985

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

Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral is determined by an evaluation of operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses. As of June 30, 2007, no impairment has been identified and no valuation allowance has been established.

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

We have identified one mezzanine loan as a variable interest in a VIE and have determined that we are not the primary beneficiary of this VIE and as such this VIE should not be consolidated in our consolidated financial statements. Our maximum exposure to loss would not exceed the carrying amount of this investment of $42.8 million. Our maximum exposure to loss, including CMBS, as a result of our investments in these VIEs was $329.6 million as of June 30, 2007.

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

Reserve for Possible Credit Losses and Impairment of Loans

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

        We must periodically evaluate each of these loans for possible impairment. Loans and other investments are considered impaired, for financial reporting purposes, when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the original agreement, or, for loans acquired at a discount for credit quality when it is deemed probable that we will be unable to collect as anticipated. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. Changes in market conditions, as well as changes in the assumption or methodology used to determine fair value, could result in a significant change in the recorded amount in our investment. As of June 30, 2007, all other loans are current with respect to scheduled payments of principle and interest.

We periodically evaluate each of our loans and other investments for possible impairment. Loans and other investments are considered to be impaired, for financial reporting purposes, when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the original agreements, or for loans purchased at a discount for credit quality, when we determine that it is probable that we will be unable to collect as anticipated. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. If it is determined that an investment is impaired, we record the investment at its fair value if such value is less than the carrying value. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change in the recorded amount in our investment.

Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of collateral is determined by an evaluation of operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan or other investment is less than the net carrying value of the loan or other investment, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan or other investment is maintained at a level we believe is adequate to absorb probable losses. Actual losses may differ from our estimates.

Assets Held for Development

Assets held for development consists of the cost of unsold condominium units for the Rodgers Forge and Monterey properties. In addition to direct building, land and renovation costs, assets held for development also includes interest costs, real estate taxes and direct overhead related to the projects. Costs are capitalized as assets held for development beginning with the commencement of the project and ending with the completion of units within the project. Assets held for development is reduced by any rental or other incidental income recognized during the development period. Assets held for development is stated at the lower of cost or fair value.

Impairment of Long-Lived Assets

We evaluate potential impairments of long-lived assets, including assets held for development and real estate, in accordance with FASB Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144. SFAS 144 establishes procedures for the review of recoverability and measurement of impairment, if necessary, of long-lived assets held and used by an entity. SFAS 144 requires that assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We would be required to recognize an impairment loss if the carrying amount of long-lived assets is not recoverable based on their undiscounted cash flows. The measurement of impairment loss is then based on the difference between the carrying amount and the fair value of the asset. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to impairment losses that could be material to the results of operations.

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

New Accounting Pronouncements

In June 2007, the AICPA issued Statement of Position 07-1, (“SOP 07-1”), “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” SOP 07-1 expands the scope of the AICPA Audit and Accounting Guide, “Investment Companies” (the “Guide”) beyond entities regulated by the Investment Company Act of 1940, such that legal entities whose business purpose and activity are investing in multiple substantive investments for current income, capital appreciation, or both, with investment plans that include exit strategies may be required to apply the Guide. SOP 07-1 is effective for us on January 1, 2008. We are currently evaluating the effect, if any, that this pronouncement will have on its future presentation.

Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and real estate values. The primary market risks that we are exposed to are real estate risk, interest rate risk and prepayment risk.

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the six months ended June 30, 2007 and 2006 would have increased our net interest expense by approximately $2.0 million and $1.0 million, respectively, and increased our investment income by approximately $2.4 million and $1.2 million, respectively. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the three months ended June 30, 2007 and 2006 would have increased our net interest expense by approximately $1.0 million and $0.7 million, respectively, and increased our investment income by approximately $1.4 million and $0.7 million, respectively.

Our operating results will depend in large part on differences between the income from our loans and our borrowing costs. We generally match the interest rates on our loans with like-kind debt, so that fixed rate loans are financed with fixed rate debt and floating rate loans are financed with floating rate debt, directly or through the use of interest rate swaps or other financial instruments. The objective of this strategy is to minimize the impact of interest rate changes on our net interest income. Currently most of our borrowings, with the exception of the two most junior classes of our CDO bonds (aggregating $44.25 million) and one of our consolidated joint venture mortgages payable of $27.0 million are variable-rate instruments, based on 30-day LIBOR.

In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in either credit losses to us or cause us to support the delinquent loans and then potentially foreclose and operate the underlying collateral, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

We invest in CMBS, which are designated as available-for-sale on our balance sheet. The majority of our CMBS investments is fixed rate securities and is partially financed with floating rate debt. In order to minimize the exposure to interest rate risk we utilize interest rate swaps to convert the floating rate debt to fixed rate debt, which matches the fixed interest rate of the CMBS.

As of June 30, 2007, we have 29 interest rate swap agreements and three basis swap agreements outstanding with an aggregate current notional value of $1,051.3 million and $235.1 million, respectively, to hedge our exposure on forecasted outstanding LIBOR-based debt. The market value of these interest rate swaps and basis swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there were a 100 basis point decrease in forward interest rates, the fair value of these interest rate swaps and basis swaps would have decreased by approximately $33.4 million at June 30, 2007. If there were a 100 basis point increase in forward interest rates, the fair value of these interest rate swaps and basis swaps would have increased by approximately $59.6 million at June 30, 2007.

One of our consolidated joint ventures entered into an interest rate cap with a notional amount of $25.0 million with a strike price of 4.16% and a maturity date of December 15, 2007.

Our hedging transactions using derivative instruments also involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The counterparty to our derivative arrangements are Credit Suisse International, Deutsche Bank AG, and Wachovia, with a senior unsecured debt credit rating of Aa3 by Moody’s with which we and our affiliates may also have other financial relationships. As a result, we do not anticipate that the counterparty will fail to meet their obligations. There can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

We utilize interest rate swaps to limit interest rate risk. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes. The following table sets forth our derivative instruments as of June 30, 2007:

Type of Hedge	Notional Amount	Swap Rate	Trade Date	Maturity Date	Estimated Value at June 30, 2007
Pay-Fixed Swap	$9,100	5.1320%	2/15/2006	2/17/2012	$126
Pay-Fixed Swap	181,127	5.0550%	3/16/2006	10/25/2011	1,410
Pay-Fixed Swap	16,100	5.0850%	3/16/2006	3/1/2011	170
Pay-Fixed Swap	26,951	5.1930%	3/28/2006	4/13/2016	521
Pay-Fixed Swap	44,736	5.6630%	5/12/2006	2/25/2018	(360)
Pay-Fixed Swap	4,250	5.5240%	7/7/2006	7/11/2011	(38)
Pay-Fixed Swap	74,500	5.2720%	8/2/2006	9/1/2011	47
Pay-Fixed Swap	1,172	5.1910%	8/17/2006	9/1/2011	5
Pay-Fixed Swap	36,075	5.1710%	9/19/2006	9/25/2011	274
Pay-Fixed Swap	1,856	5.1150%	10/19/2006	11/1/2011	13
Pay-Fixed Swap	28,151	4.9470%	12/15/2006	10/25/2011	463
Pay-Fixed Swap	5,950	5.1930%	1/30/2007	2/1/2012	28
Pay-Fixed Swap	2,125	5.0360%	2/7/2007	2/7/2012	24
Pay-Fixed Swap	11,070	5.0000%	2/16/2007	3/1/2012	144
Pay-Fixed Swap	336,279	4.9090%	3/2/2007	4/7/2021	9,389
Pay-Fixed Swap	28,290	4.8420%	3/2/2007	10/7/2011	496
Pay-Fixed Swap	25,000	4.8420%	3/2/2007	10/7/2011	428
Pay-Fixed Swap	13,500	4.8420%	3/2/2007	4/9/2012	274
Pay-Fixed Swap	25,000	4.8420%	3/2/2007	1/9/2012	478
Pay-Fixed Swap	23,610	4.8420%	3/2/2007	4/9/2012	484
Pay-Fixed Swap	16,200	4.8420%	3/2/2007	7/7/2015	634
Pay-Fixed Swap	2,835	4.8420%	3/2/2007	10/7/2011	50
Pay-Fixed Swap	12,000	4.8420%	3/2/2007	1/9/2012	216
Pay-Fixed Swap	32,300	4.8420%	6/20/2007	6/18/2012	(133)
Pay-Fixed Swap	8,500	4.8420%	6/22/2007	6/16/2017	(103)
Pay-Fixed Swap	23,800	4.8420%	6/25/2007	6/18/2012	(71)
Pay-Fixed Swap	17,850	4.8420%	6/28/2007	10/01/2017	(133)
Pay-Fixed Swap	14,300	4.8420%	6/20/2007	5/25/2008	(22)
Pay-Fixed Swap	28,700	4.8420%	6/28/2007	10/07/2017	(205)
Basis Swap	97,603	5.3375%	3/2/2007	1/7/2010	(16)
Basis Swap	21,000	5.3325%	3/2/2007	9/15/2011	(2)
Basis Swap	116,450	5.3350%	3/2/2007	4/7/2010	(12)
LIBOR Cap	25,000	4.1575%	12/15/2005	12/15/2007	142

Total	$1,311,380				$14,721

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

Geographic Concentration Risk

As of June 30, 2007, approximately 31%, 15%, 43% and 7% of the outstanding balance of our loan investments had underlying properties in the East, the South, the West, and the Midwest, respectively, as defined by the National Council of Real Estate Investment Fiduciaries, or NCREIF, while the remaining 4.0% of the outstanding loan investments had underlying properties that are located throughout the United States.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks along with the following factors that could cause actual results to vary from our forward-looking statements:

•	our future operating results;

•	our business operations and prospects;

•	general volatility of the securities markets in which we invest and the market price of our common stock;

•	changes in our business strategy;

•	availability, terms and deployment of capital;

•	margin calls;

•	availability of qualified personnel;

•	changes in our industry, interest rates, the debt securities markets, the general economy or the commercial finance and real estate markets specifically;

•	unanticipated increases in financing and other costs, including a rise in interest rates, or requirements for additional collateral;

•	the performance and financial condition of borrowers and corporate customers;

•	increased rates of default and/or decreased recovery rates on our investments;

•	increased prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;

•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs);

•	availability of investment opportunities in real estate-related and other securities;

•	the degree and nature of our competition;

•	the adequacy of our cash reserves and working capital; and

•	the timing of cash flows, if any, from our investments.

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

None.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

On June 6, 2007, we held our annual meeting of stockholders (the “Meeting”) in New York, New York for the purpose of: (i) electing directors to serve on the Board until our next annual meeting of stockholders and until their successors are duly elected and qualified; and (ii) ratifying the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The total number of shares of common stock entitled to vote at the Meeting was 31,139,287, of which 28,402,099 shares, or 91%, were present in person or by proxy.

The following sets forth the results of the election of directors:

Name of Nominees	For	Withheld
Ray Wirta	28,161,452	240,647
Michael Melody	27,934,033	468,066
Douglas C. Eby	28,172,094	230,005
Vincent J. Costantini	28,171,044	231,055
Ricardo Koenigsberger	28,170,994	231,105
David P. Marks	28,181,394	220,705

There was no solicitation in opposition to the foregoing nominees by stockholders.

The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 was approved by our stockholders with 28,311,524 votes “For,” 84,625 votes “Against” and 5,950 votes “Abstained,” none of which such Abstentions were actually broker non-votes that were treated as Abstentions (as discussed in our Proxy Statement).

Further information regarding the proposals is contained in our Proxy Statement, dated May 4, 2007.

Item 5.	Other Information

None.

Item 6:	Exhibits

3.1	Articles of Amendment and Restatement of CBRE Realty Finance, Inc., incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-132186), as amended.

3.2	Amended and Restated Bylaws of CBRE Realty Finance, Inc., incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-132186), as amended.

10.1	Collateral Management Agreement, between CBRE Realty Finance CDO 2007-1, Ltd. and CBRE Realty Finance Management, LLC, dated as of April 2, 2007, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 6, 2007.

10.2	Indenture, among CBRE Realty Finance CDO 2007-1, Ltd., CBRE Realty Finance CDO 2007-1, LLC, LaSalle Bank National Association and CBRE Realty Finance, dated as of April 2, 2007, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on April 6, 2007.

10.3	Seller Transfer Agreement, among CBRE Realty Finance Holdings III, LLC, CBRE Realty Finance Holdings IV, LLC and CBRE Realty Finance CDO 2007-1, Ltd. dated as of April 2, 2007, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on April 6, 2007.

10.4	Amendment No. 4 to Master Repurchase Agreement, among CBRE Realty Finance Holdings IV, LLC, CBRE Realty Finance TRS Warehouse Funding III, LLC and Wachovia Bank, National Association , dated as of June 29, 2007, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 6, 2007.

10.5	Amendment No. 2 to Guarantee Agreement, between CBRE Realty Finance, Inc. and CBRE Realty Finance Holdings, LLC, dated as of June 29, 2007, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on July 6, 2007.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRE Realty Finance, Inc. /s/ RAY WIRTA
Ray Wirta
Interim President and Chief Executive Officer

Date: August 14, 2007

/s/ MICHAEL ANGERTHAL
Michael Angerthal
Chief Financial Officer

Date: August 14, 2007