Form 10-Q
period 2007-09-30
CBRE Realty Finance Inc
filed 2007-11-14
CIK 1330969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 30,830,725 as of November 13, 2007.

CBRE REALTY FINANCE, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

CBRE REALTY FINANCE, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share and share data)

	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)
Assets:
Cash and cash equivalents	$25,501	$17,933
Restricted cash	84,148	59,520
Loans and other lending investments, net	1,509,495	1,090,874
Commercial mortgage-backed securities, at fair value	264,832	222,333
Real estate, net	83,414	66,277
Assets held for development	134,573	—
Investment in joint ventures	54,029	41,046
Derivative assets	177	373
Accrued interest	10,175	6,656
Other assets	40,651	17,677

Total assets	$2,206,995	$1,522,689

Liabilities and Stockholders’ Equity:
Liabilities:
Bonds payable	$1,337,500	$508,500
Repurchase obligations	217,180	433,438
Mortgage payable	193,046	52,194
Note payable	22,352	—
Derivative liabilities	11,741	7,549
Management fee payable	594	712
Dividends payable	5,244	5,814
Accounts payable and accrued expenses	19,175	4,739
Other liabilities	56,427	47,060
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	50,000	50,000

Total liabilities	1,913,259	1,110,006

Commitments and contingencies	—	—
Minority interest	684	813
Stockholders’ Equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized, no shares issued or outstanding at September 30, 2007 and December 31, 2006, respectively	—	—
Common stock par value $.01 per share; 100,000,000 shares authorized, 30,846,842 and 30,601,142 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	308	306
Additional paid-in capital	421,680	420,986
Accumulated other comprehensive loss	(49,891)	(1,469)
Accumulated deficit	(79,045)	(7,953)

Total stockholders’ equity	293,052	411,870

Total liabilities and stockholders’ equity	$2,206,995	$1,522,689

The accompanying notes are an integral part of these financial statements.

CBRE REALTY FINANCE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Amounts in thousands, except per share and share data)

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006
Revenues:
Investment income	$38,285	$18,109	$93,516	$42,017
Property operating income	2,273	1,705	5,972	3,802
Other income	561	877	3,599	2,602

Total revenues	41,119	20,691	103,087	48,421
Expenses:
Interest expense, net	27,510	13,273	68,444	27,940
Management fees	1,911	1,595	6,001	4,444
Property operating expenses	1,759	858	3,913	1,734
Other general and administrative (including ($328), $950, $696 and $2,779, respectively of stock-based compensation)	1,766	2,441	6,603	6,925
Depreciation and amortization	680	487	1,969	1,165
Loss on impairment of asset	54,729	—	62,493	—

Total expenses	88,355	18,654	149,423	42,208

Gain (loss) on sale of investment	(213)	410	(500)	258
Gain (loss) on derivatives	(1,599)	(1)	(1,766)	3,634

Income (loss) from continuing operations before equity in net income (loss) of unconsolidated joint ventures	(49,048)	2,446	(48,602)	10,105
Equity in net income (loss) of unconsolidated joint ventures	(941)	(187)	(4,451)	50

Net income (loss) before minority interest	(49,989)	2,259	(53,053)	10,155
Minority interest	(30)	(20)	(110)	(41)

Net income (loss)	$(49,959)	$2,279	$(52,943)	$10,196

Weighted-average shares of common stock outstanding:
Basic	30,377,704	20,484,286	30,252,514	20,177,897
Diluted	30,377,704	20,579,115	30,252,514	20,313,795
Earnings (loss) per share of common stock:
Basic	$(1.64)	$0.11	$(1.75)	$0.51

Diluted	$(1.64)	$0.11	$(1.75)	$0.50

Dividends declared per share of common stock:	$0.17	$0.28	$0.59	$0.63

The accompanying notes are an integral part of these financial statements.

CBRE REALTY FINANCE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

For the Nine Months Ended September 30, 2007

(Unaudited)

(Amounts in thousands, except share data)

	Common Stock		Additional Paid In-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Loss
	Shares	Par Value
Balance at December 31, 2006	30,601,142	$306	$420,986	$(1,469)	$(7,953)	$411,870	$—
Issuance of restricted shares of common stock	265,200	2	(2)	—	—	—	—
Stock based compensation	—	—	696	—		696	—
Net loss	—	—	—	—	(52,943)	(52,943)	(52,943)
Net unrealized loss on available for sale securities	—	—	—	(36,596)	—	(36,596)	(36,596)
Net unrealized loss on derivatives	—	—	—	(11,826)	—	(11,826)	(11,826)
Cash dividends declared or paid	—	—	—	—	(18,149)	(18,149)	—
Forfeitures of common stock awards	(19,500)	—	—	—	—	—	—

Balance at September 30, 2007	30,846,842	$308	$421,680	$(49,891)	$(79,045)	$293,052	$(101,365)

The accompanying notes are an integral part of these financial statements.

CBRE REALTY FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006
Operating activities
Net income (loss)	$(52,943)	$10,196
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in net (income) loss of unconsolidated joint ventures	4,450	(50)
Premium (discount) amortization, net	(126)	1,027
Other amortization	2,221	732
Depreciation	1,328	690
Stock-based compensation	696	2,779
Loss on impairment of originated loan	7,764	—
Loss on impairment of assets held for development	46,764	—
Loss on impairment of real estate held	7,965	—
Realized (gain) loss on sale of investment	500	(258)
Realized (gain) loss on derivatives	1,677	(3,658)
Unrealized gains on derivatives	89	25
Changes in operating assets and liabilities:
Restricted cash	487	(241)
Accrued interest	(3,519)	(1,730)
Other assets	2,205	198
Management fee payable	(117)	108
Accounts payable and accrued expenses	2,107	455
Other liabilities	443	(1,787)

Net cash provided by operating activities	21,991	8,486

Investing activities:
Purchase of available for sale securities	(91,238)	(107,649)
Repayments of commercial mortgage-backed securities principal	9,081	1,497
Proceeds from sale of available for sale securities	4,085	4,807
Origination and purchase of loans	(676,516)	(615,653)
Repayments of loan principal	97,961	63,682
Proceeds from sale of loans	91,715	44,642
Acquisition of assets held for development	(5,502)	—
Real estate acquisition	(1,331)	(33,061)
Investments in unconsolidated joint ventures	(17,376)	(41,499)
Cash and cash equivalents from acquired investments	73	—
Restricted cash	(28,288)	(49,491)
Other assets	(12,131)	—
Accounts payable and accrued expenses	387	—
Other liabilities	8,205	30,920

Net cash used in investing activities	(620,875)	(701,805)

Financing activities:
Initial public offering costs	—	(308)
Proceeds from issuance of collateralized debt obligations	829,000	508,500
Proceeds from borrowings under repurchase agreements	481,194	540,511
Repayments of borrowings from repurchase agreements	(697,452)	(433,551)
Proceeds from issuance of trust preferred securities	—	50,000
Proceeds from mortgage loans	663	24,502
Proceeds from note payable	23,000	—
Repayments of note payable	(647)	—
Proceeds from settlement of derivatives	—	6,501
Payments towards settlement of derivatives	(8,044)	—
Deferred financing and acquisition costs paid	(14,754)	(10,492)
Restricted cash	4,408	(5,430)
Accounts payable and accrued expenses	1,481	—
Minority interest	(129)	422
Dividends paid to common stockholders	(12,268)	(9,914)

Net cash provided by financing activities	606,452	670,741

Net increase (decrease) in cash and cash equivalents	7,568	(22,578)
Cash and cash equivalents, beginning of the period	17,933	49,377

Cash and cash equivalents, end of period	$25,501	$26,799

Supplemental disclosure of cash flow information
Interest paid	$62,090	$29,597
Income taxes paid	$—	$—
Interest capitalized	$1,291	$—
Foreclosed assets assumed	$203,142	$—
Foreclosed liabilities assumed	$151,542	$—

The accompanying notes are an integral part of these financial statements.

CBRE REALTY FINANCE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Dollars in thousands, except per share and share data)

NOTE 1—ORGANIZATION

CBRE Realty Finance, Inc. (the “Company”) was organized in Maryland on May 10, 2005 as a commercial real estate specialty finance company focused on originating, acquiring, investing in, financing and managing a diversified portfolio of commercial real estate related loans and securities, including whole loans, bridge loans, subordinate interests in whole loans, or B Notes, commercial mortgage-backed securities (“CMBS”), and mezzanine loans primarily in the United States. The Company also owns interests in eight joint venture assets, two of which are consolidated in the consolidated financial statements and owns two direct real estate development projects as a result of the foreclosure of two mezzanine loans. The Company commenced operations on June 9, 2005. The Company is a holding company that conducts its business through wholly-owned or majority-owned subsidiaries.

The Company is externally managed and advised by CBRE Realty Finance Management, LLC (the “Manager”), an indirect subsidiary of CB Richard Ellis Group, Inc. (“CBRE”), and a direct subsidiary of CBRE/Melody & Company (“CBRE/Melody”). As of September 30, 2007, CBRE/Melody owned an approximately 4.5% interest in the outstanding shares of the Company’s common stock. In addition, certain of the Company’s executive officers and directors directly owned an approximately 2.7% interest in the outstanding shares of the Company’s common stock.

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

As of September 30, 2007, the net carrying value of investments held by the Company was approximately $1,800,000, including origination costs and fees and net of repayments and sales of partial interests in loans and CMBS, with a weighted average spread to 30-day LIBOR of 320 basis points for the Company’s floating rate investments and a weighted average yield of 7.04% for the Company’s fixed rate investments.

Given the recent volatility in the capital markets, the Company is not entering into new investments in the near-term. The current credit market environment is unstable and the Company continues to review and analyze the impact on potential avenues of liquidity. The Company is considering plans to restart its lending program and will resume origination activities when it is comfortable with the expected pricing of, and have reasonable access to, capital both in the debt and equity markets that will enable the Company to achieve its growth objectives. The Company is considering several equity and debt capital raising options.

On September 30, 2007, the Company had approximately $25,500 of cash and cash equivalents available. The Company continues to have attractive long-term financing in place through the CDO bonds payable, supporting the existing portfolio of assets. As a result of volatility in the capital markets, the resulting reduced liquidity, and the fact that the Company is not making new investments in the near-term, the Company elected to repay and close its repurchase facility with Deutsche Bank and has been aggressively reducing amounts outstanding under its repurchase facility with Wachovia.

Liquidity is a measurement of the Company’s ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends, fund debt service and for other general business needs. The Company’s primary sources of funds for short-term liquidity, including working capital, distributions and additional investments consists of (i) cash flow from operations; (ii) proceeds from its existing CDOs; (iii) proceeds from principal payments on its investments; (iv) proceeds from potential loan and asset sales; (v) proceeds from potential joint ventures; and to a lesser extent (vi) .new financings or additional securitization or CDO offerings and (vii) proceeds from additional common or preferred equity offerings or offerings of trust preferred securities. The Company believes these sources of funds will be sufficient to meet its liquidity requirements.

Due to recent market turbulence, the Company does not anticipate having the ability over at least the next fiscal quarter to access equity capital through the public markets or debt capital through warehouse lines, new CDO issuances, or new trust preferred issuances. Therefore, it will rely on cash flows from operations, principal payments on its investments, and proceeds from potential joint ventures and asset and loan sales to satisfy these requirements. If the Company (i) is unable to renew, replace or expand its sources of financing on substantially similar terms, (ii) is unable to execute asset and loan sales on time or to receive anticipated proceeds there from, (iii) fully utilizes available cash or (iv) is unable to secure a joint venture on favorable terms or at all, it may have an adverse effect on its business, results of operations and ability to make distributions to its stockholders.

        The Company’s current and future borrowings may require it, among other restrictive covenants, to keep uninvested cash on hand, to maintain a certain portion of its assets free from liens and to secure such borrowings with its assets. These conditions would limit the Company’s ability to do further borrowings. If the Company is unable to make required payments under such borrowings, breaches any representation or warranty in the loan documents or violates any covenant contained in a loan document, its lenders may accelerate the maturity of its debt or require it to pledge more collateral. If the Company is unable to pay off its borrowings in such a situation, (i) the Company may need to prematurely sell the assets securing such debt, (ii) the lenders could accelerate the debt and foreclose on the Company’s assets that are pledged as collateral to such lenders, (iii) such lenders could force us into bankruptcy, or (iv) such lenders could force the Company to take other acts as to protect the value of their collateral. Any such event would have a material adverse effect on the Company’s liquidity and the value of its common stock.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The consolidated financial statements include the Company’s accounts and those of the Company’s subsidiaries, which are wholly-owned or controlled by the Company or entities which are variable interest entities (“VIE”) in which the Company is the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”). All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

Reserve for Possible Credit Losses and Impairment of Loans

The Company periodically evaluates each of its loans and other investments for possible impairment. Loans and other investments are considered to be impaired, for financial reporting purposes, when it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the original agreements, or for loans purchased at a discount for credit quality, when the Company determines that it is probable that it will be unable to collect as anticipated. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. If it is determined that an investment is impaired, the Company records the investment at its fair value if such value is less than the carrying value. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change in the recorded amount in the Company’s investment.

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

Assets Held for Development

Assets held for development consists of the cost of acquisition and development of Rodgers Forge and Monterey properties. In addition to direct building, land and renovation costs, assets held for development also includes interest costs, real estate taxes and direct overhead related to the projects. Costs are capitalized as assets held for development beginning with the commencement of the project and ending with the completion of units within the project. Assets held for development is reduced by any rental or other incidental income recognized during the development period.

Impairment of Long-Lived Assets

The Company evaluates potential impairments of long-lived assets, including assets held for development and real estate, in accordance with FASB Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144. SFAS 144 establishes procedures for the review of recoverability and measurement of impairment, if necessary, of long-lived assets held and used by an entity. SFAS 144 requires that assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company would be required to recognize an impairment loss if the carrying amount of long-lived assets is not recoverable based on their undiscounted cash flows. The measurement of impairment loss is then based on the difference between the carrying amount and the fair value of the asset. Fair value may be determined by (i) independent appraisal, (ii) internal company models, (iii) market bids or (iv) a combination of these methods. If actual results are not consistent with the Company’s assumptions and judgments used in estimating future cash flows and asset fair values, the Company may be exposed to impairment losses that could be material to the results of operations.

New Accounting Pronouncements

In June 2007, the AICPA issued Statement of Position 07-1, (“SOP 07-1”), “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” SOP 07-1 expands the scope of the AICPA Audit and Accounting Guide, “Investment Companies” (the “Guide”) beyond entities regulated by the Investment Company Act of 1940, such that legal entities whose business purpose and activity are investing in multiple substantive investments for current income, capital appreciation, or both, with investment plans that include exit strategies may be required to apply the Guide which would have been effective for the Company’s fiscal year 2008. On October 17. 2007, the FASB voted to indefinitely defer the required adoption of this standard and to add to the FASB’s technical agenda consideration of amending certain provisions of SOP 07-01. The Company has not evaluated the effect, if any, that this pronouncement would have on the Company’s presentation if the standard is ultimately made effective.

NOTE 4—FORECLOSED ASSETS

Accounting for Foreclosed Assets

The two foreclosed assets are the Monterey property in Bethesda, Maryland and the Rodgers Forge in Towson, Maryland. The Company foreclosed on the Monterey property, a 434-unit condominium conversion project, on May 9, 2007 and took immediate control. The Company foreclosed on Rodgers Forge, a 508-unit condominium conversion project on May 4, 2007 and took control on June 19, 2007 after court ratification awarded it legal control of the property. From the date of the foreclosures through September 30, 2007, the Company funded $9,327 in connection with the foreclosed assets to cure defaults of senior debt, pay real estate taxes, pay assumed liens and pay for attorney and appraisal services related to the foreclosures.

The following table sets forth the estimated fair values of the assets and the liabilities assumed:

Estimated Fair Market Value
Tangible assets acquired:
Cash, cash equivalents and restricted cash	$1,309
Assets under development and real estate	201,318
Other assets	514
Liabilities assumed:
Accounts payable and accrued liabilities	(10,462)
Mortgages payable	(140,188)
Other liabilities	(892)

Total net assets acquired	$51,599

The allocation of the purchase price continues to be subject to adjustment upon final valuation of certain acquired assets and liabilities. The results of operations of the properties are included in the income statement from the date of foreclosure in May 2007 through September 30, 2007. Had the acquisitions occurred on January 1, 2006, there would not have been a material impact on the results of operations on a pro forma basis. No material intangible assets were identified in the foreclosures.

Impairment of Foreclosed Assets

In May 2007, the Company foreclosed on its subordinated mortgage on the Rodgers Forge property. Rodgers Forge was an apartment to condominium conversion project that was under development at the time of foreclosure. After taking control and possession of Rodgers Forge, management evaluated which use of the underlying property would maximize returns to shareholders and performed studies on the cost to complete development efforts and the demand for rental property and completed condominium units. Based on the results of these studies and analysis, management concluded the highest and best use for the project was both as an apartment and condominium conversion and estimated the fair market value of the development project using a discounted cash flow analysis. Management’s decision at the time of foreclosure, with construction of the project already underway, was based on a relatively strong market for condominiums at the time. The results of the valuation indicated that the estimated fair market value of the Rodgers Forge property on the date of foreclosure approximated the carrying value of $58,653.

Also in May 2007, the Company foreclosed on a 100% interest in Montrose Investment Holdings, LLC (“Montrose”) which was held as collateral for one of the Company’s mezzanine loans. Montrose has title to the Monterey property, an apartment to condominium conversion project that was under development at the time of foreclosure. At the time of foreclosure, with construction of the project already underway and a relatively strong market for condominiums at the time, management concluded that completion of the project as a condominium conversion was the most appropriate course of action at the time. After taking control and possession of the Monterey property, management determined the fair value of the Monterey property based on various factors, including the use of the underlying property that management thought would maximize returns to shareholders, the delay in development activities as a result of a claim by the Montgomery County Housing Authority and studies on the cost to complete development efforts and the demand for completed condominium units and a redeveloped rental property. Based on the results of this analysis, management concluded the highest and best use of the project was as a condominium conversion and estimated that the fair market value of the net assets received on the date of foreclosure was approximately $133,200, which was less than the carrying value on the date of foreclosure of $141,000. The deficit was driven by various factors, including the delay in development due to the Montgomery County Housing Authority issue and sales efforts on the project, an increase in secured liens assumed by the previous owner and an increase in the estimated costs to complete the project. As a result, the Company concluded that the foreclosure event triggered an impairment of $7,800 which was recorded in the consolidated statements of income for the three and six month periods ended June 30, 2007.

During the three months ended September 30, 2007, there was significant deterioration in the Baltimore area and metropolitan DC area condominium markets as well as a severe dislocation of the capital markets precipitated by the sub prime lending crisis. As a result of these events, management determined that their original business plans to convert the Rodgers Forge and Monterey properties to condominiums were no longer viable and that the properties may be impaired. Based on the Company’s estimate of future undiscounted cash flows as apartment properties, the carrying amounts of the Rodgers Forge and Monterey properties were no longer fully recoverable. Impairment losses of $17,700 and $37,000, respectively, on the Rodgers Forge and Monterey properties were determined based on the difference between the carrying values of the assets and their estimated fair market values. The estimated fair market values were based on discounted cash flow projections which assumed the properties are sold when stabilized and are supported by third party offers to purchase the Rodgers Forge property and an independent third party appraisal for the Monterey property.

Risk Management

Foreclosed Assets

The two foreclosed assets are the Monterey property in Bethesda, Maryland and the Rodgers Forge in Towson, Maryland. We foreclosed on the Monterey property, a 434-unit condominium conversion project, on May 9, 2007 and took immediate control. We foreclosed on Rodgers Forge, a 508-unit condominium conversion project, on May 4, 2007 and took control on June 19, 2007 after court ratification awarded it legal control of the property. From the date of foreclosure through September 30, 2007, we funded $9,300 to foreclosed assets to cure defaults of senior debt, pay real estate taxes, pay assumed liens and pay for attorney and appraisal services related to the foreclosures.

After favorably resolving an outstanding dispute with the Montgomery County Housing Authority on August 20, 2007, we began moving forward with development efforts to stabilize the Monterey property. The severe dislocation in the capital markets and the significant deterioration of the metropolitan DC condominium markets during the three months ended September 30, 2007 made the previously stated business plan to convert the Monterey asset to condominiums no longer viable in the opinion of management. We did an extensive valuation on the asset as a rental project and concluded the additional cost of financing the development would not be an appropriate use of capital at this time. As such, we wrote down our entire $37,000 of carrying value for the three months ended September 30, 2007. We plan on continuing discussions with the senior lender over the next course of actions, if any, regarding this asset.

During the three months ended September 30, 2007, the severe dislocation in the capital markets and the significant deterioration of the Baltimore area condominium markets made us reconsider our original business strategy to continue development and stabilization the property. Through this evaluation process we began widely marketing the Rodgers Forge project for sale to gauge potential interest. Subsequent to September 30, 2007, we received several bids from qualified and interested third parties that we are actively pursuing. We are reviewing final offers and expect a transaction to close within the first quarter of 2008, although there can be no guarantee that such a sale will occur within this time frame, or at all.

NOTE 5—LOANS AND OTHER LENDING INVESTMENTS, NET

The aggregate carrying values allocated by product type and weighted average coupons of the Company’s loans and other lending investments as of September 30, 2007 and December 31, 2006, were as follows:

	Carrying Value (1) ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR (2)
	2007	2006	2007	2006	2007	2006	2007	2006
Whole loans(3), fixed rate	$631,626	$581,520	42%	53%	6.51%	6.37%	—	—
Whole loans(3), floating rate	301,623	147,846	20%	14%	—	—	208bps	227bps
Mezzanine loans, fixed rate	74,589	111,402	5%	10%	9.51%	8.52%	—	—
Mezzanine loans, floating rate	237,446	99,452	16%	9%	—	—	490bps	453bps
Subordinate interests in whole loans, fixed rate	110,297	40,869	7%	4%	9.12%	9.19%	—	—
Subordinate interests in whole loans, floating rate	153,914	109,785	10%	10%	—	—	331bps	429bps

Total / Average	$1,509,495	$1,090,874	100%	100%	7.05%	6.85%	332bps	352bps

(1)	Loans and other lending investments are presented after scheduled amortization payments and prepayments, and are gross of premiums, unamortized fees, and net of discounts
(2)	Benchmark rate is 30-day LIBOR.
(3)	Includes originated whole loans, acquired whole loans and bridge loans.

The carrying value of the Company’s loans and other lending investments is gross of premiums, unamortized fees, and net of discounts of $(444) and $6,369 at September 30, 2007 and December 31, 2006, respectively.

The Company has identified one mezzanine loan as of September 30, 2007, as a variable interest in a VIE and has determined that the Company is not the primary beneficiary of this VIE and as such the VIE should not be consolidated in the Company’s consolidated financial statements. As of September 30, 2007, the Company’s maximum exposure to loss would not exceed the carrying amount of this investment, or $42,830.

Watch List Assets

The Company conducts a quarterly comprehensive credit review, resulting in an individual risk classification being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an “early warning system.” As of September 30, 2007, the Company had one watch list asset with a carrying value of $21,000 related to a loan where the senior debt had been placed in special servicing. In October, this loan was repaid in full.

Subsequent to September 30, 2007, one $42,800 B-Note representing 2.3% of the carrying value of the Company’s investment portfolio, was moved onto its internal watch list. The $42,800 B-Note was extended for 60-days in the fourth quarter and the sponsor funded an additional $156,000 of cash equity to enhance his position as he completes refinancing of the project. The Company’s investment is secured by a class A parcel of land in New York City and there is currently $200,000 of equity behind the Company’s position. As a result of the significant collateral value of the loan, the Company believes the loan is fully recoverable.

Non-Performing Loans

Non-performing loans include all loans on non-accrual status. The Company transfers loans to non-accrual status at such time as: (1) management determines the borrower is incapable of curing, or has ceased efforts towards curing the cause of a default; (2) the loan becomes 90 days delinquent; (3) the loan has a maturity default; or (4) the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value of such loan. Interest income is recognized only upon actual cash receipt for loans on non-accrual status. As of September 30, 2007, there were no non-performing loans.

Geographic Concentration Risk

At September 30, 2007 and December 31, 2006, the Company’s loan and other lending investments (excluding CMBS) had the following geographic diversification, as defined by the National Council of Real Estate Investment Fiduciaries, or NCREIF:

Region	September 30, 2007		December 31, 2006
	Carrying Value	% of Total	Carrying Value	% of Total
West	$703,774	47%	$418,284	38%
East	456,569	30%	302,313	28%
South	154,733	10%	234,012	21%
Midwest	105,040	7%	86,563	8%
Nationwide	89,379	6%	49,702	5%

Total	$1,509,495	100%	$1,090,874	100%

NOTE 6—CMBS

The following table summarizes the Company’s CMBS investments, aggregated by investment category, as of September 30, 2007, which are carried at estimated fair value:

Security Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
CMBS Class BBB	$219,887	$12	$(25,350)	$194,549
CMBS Class BB	48,614	—	(5,036)	43,578
CMBS Class B	26,597	93	(1,849)	24,841
CMBS Class NR	2,785	—	(921)	1,864

Total securities available-for-sale	$297,883	$105	$(33,156)	$264,832

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

The Company has 64 CMBS investments that are in an unrealized loss position at September 30, 2007, five of which have been in a continuous unrealized loss position for greater than twelve months. The unrealized loss of the five CMBS investments in a continuous unrealized loss position for greater than twelve months is $882 and the unrealized loss of the 59 CMBS investments that have been in a continuous loss position for less than twelve months is $32,274, as of September 30, 2007. The Company had four CMBS investments in a continuous unrealized loss position for greater than twelve months as of December 31, 2006. The Company’s review of such securities indicates that the decrease in fair value was not due to permanent changes in the underlying credit fundamentals or in the amount of cash flows expected to be received. The Company believes the unrealized losses are primarily the results of changes in market interest rates subsequent to the purchase of the CMBS investments. Therefore, management does not believe any of the securities held are other-than-temporarily impaired at September 30, 2007. The Company expects to hold all the investments until their expected maturity.

During the nine months ended September 30, 2007, the Company sold one CMBS investment, compared to none during the nine months ended September 30, 2006. The Company received net proceeds of $4,085 that generated a realized loss of $287.

During the three and nine months ended September 30, 2007 and 2006, the Company accreted $443, $1,309, $325 and $675 of net discount for these securities in interest income, respectively.

The actual maturities of CMBS are generally shorter than stated contractual maturities. Actual maturities of these securities are affected by the contractual lives of the underlying assets, periodic payments of principal, and prepayments of principal.

The following table summarizes the estimated maturities of the Company’s CMBS investments as of September 30, 2007 according to their estimated weighted average life classifications:

Weighted Average Life	Estimated Fair Value	Amortized Cost	Weighted Average Coupon
Less than one year	$31,176	$32,105	7.47%
Greater than one year and less than five years	54,681	56,901	6.90%
Greater than five years and less than ten years	157,274	182,043	5.69%
Greater than ten years	21,701	26,834	5.72%

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

        The weighted average lives of the Company’s CMBS investments at September 30, 2007 and December 31, 2006, respectively, in the tables above are based upon calculations assuming constant principal prepayment rates to the balloon or reset date for each security.

NOTE 7—REPURCHASE OBLIGATIONS, MORTGAGE PAYABLE AND CDO BONDS PAYABLE

The following is a table of the Company’s outstanding borrowings as of September 30, 2007:

	Stated Maturity	Interest Rate	Balance 9/30/07
Mortgage note payable (Springhouse joint venture investment) (1) (2)	12/14/2008	6.87%	$25,729
Mortgage note payable (Loch Raven join venture investment) (1) (2)	4/1/2009	5.96%	27,128
Mortgage note payable (Rodgers Forge) (1)	4/16/2009	8.25%	36,303
Mortgage note payable (Monterey) (1)	2/1/2008	8.38%	103,886
Wachovia Warehouse Facility	8/24/2009	6.85%	217,180
CDO I bonds payable	3/25/2046	5.64%	508,500
CDO II bonds payable	4/7/2052	6.20%	829,000

Total			$1,747,726

(1)	Non-recourse to the Company.
(2)	The joint venture interest for these properties are consolidated in the Company’s financial statements.

Mortgage Notes Payable

On December 14, 2005, Springhouse, one of the Company’s consolidated joint venture investments, obtained a $26,175 mortgage loan in conjunction with the acquisition of real estate located in Prince George’s County, Maryland. The loan is guaranteed by Bozzuto, the Company’s joint venture partner, matures on December 14, 2008, and bears interest at 30-day LIBOR plus 1.75%. As of September 30, 2007 and December 31, 2006, respectively, the outstanding balance was $25,729 and $25,610.

On March 28, 2006, Loch Raven, one of the Company’s consolidated joint venture investments, obtained a $29,170 mortgage loan in conjunction with the acquisition of real estate located in Baltimore, Maryland. The loan is guaranteed by Bozzuto, the Company’s joint venture partner, matures on April 1, 2009, and bears interest at a fixed rate of 5.96%. As of September 30, 2007 and December 31, 2006, respectively, the outstanding balance was $27,128 and $26,584.

On May 4, 2007, the Company assumed the $36,303 mortgage loan in conjunction with the Rodgers Forge foreclosure. As of September 30, 2007, the Company is in technical default of certain covenants in this loan. The Company has notified the lender of such technical defaults. As of the date hereof, the lender has not taken any formal or informal action in respect thereof. The loan matures on April 16, 2009 and bears interest equal to one-half of one percent (0.50%) above the Prime Rate. As of September 30, 2007, the outstanding balance was $36,303.

On May 9, 2007, the Company assumed the $103,886 mortgage loan in conjunction with the Monterey foreclosure. As of September 30, 2007, the Company is in technical default of certain covenants in this loan. The Company has notified the lender of such technical defaults. As of the date hereof, the lender has not taken any formal or informal action in respect thereof. The loan matures on February 1, 2008 and bears interest at six-month LIBOR plus 3.25%. As of September 30, 2007, the outstanding balance was $103,886.

In November 2007, the Company halted making interest payments to the senior lender of Monterey. While the Company is in the process of negotiating a restructuring of the first mortgage with the senior lender, the senior lender could foreclose on its position.

Warehouse Facilities

DB Warehouse Facility

The Company has a $400,000 master repurchase agreement which had an initial repurchase date of August 29, 2006. On August 6, 2007, the master repurchase agreement was amended to change the repurchase date to September 5, 2007. On September 5, 2007, the Company entered into an amendment to its master repurchase agreement with Deutsche Bank to amend the final repurchase date to September 28, 2007 at which point the master repurchase agreement would terminate. On September 28, 2007, the outstanding borrowings under the master repurchase agreement were paid in full and the agreement was terminated.

Bank of America Warehouse Facilities

In January and February 2006, the Company entered into two facilities with Banc of America Securities, LLC and Bank of America, N.A. (the “Bank of America Warehouse Facilities”) that provided $450,000 of aggregate borrowing capacity. These facilities were terminated on April 2, 2007.

Wachovia Warehouse Facility

In August 2006, the Company entered into a master repurchase agreement with Wachovia that provided $300,000 of aggregate borrowing capacity. On December 15, 2006 and February 8, 2007, the aggregate borrowing capacity was increased to $500,000 and $700,000, respectively, and the increase period expired on April 2, 2007. After the expiration of the increase period the maximum borrowing capacity was $300,000. On June 29, 2007, the aggregate borrowing capacity was increased to $400,000 and the increase period will expire on December 31, 2007. After the expiration of the increase period, the maximum borrowing capacity will be $300,000. The Wachovia Warehouse Facility has an initial fixed repurchase date of August 24, 2009, which may be extended for a period not to exceed 364 days upon the Company’s written request to the buyer at least 30 days, but no more than 60 days, prior to the initial repurchase date, if (i) no default or event of default (as defined in the repurchase agreement) has occurred or continuing and (ii) upon the Company’s payment to Wachovia of a certain extension fee. Based on the Company’s investment activities, this facility provides for an advance between 50% and 95% based upon the collateral provided under a borrowing based calculation. Advances under this facility bear interest only, which is reset monthly, with a range of pricing spreads from 20 to 200 basis points over 30-day LIBOR. This facility previously financed the Company’s origination or acquisition of whole loans, subordinate mortgage interests and CMBS. As of September 30, 2007 and December 31, 2006, the outstanding balance under this facility was approximately $217,180 and $361,798, respectively, with a weighted average borrowing rate of 6.85% and 6.03%, respectively. On April 2, 2007, in conjunction with the second CDO transaction, the Company paid off $517,701 of the outstanding debt. The Company does not expect to make any further borrowings under this facility. The borrowings under this facility were collateralized by the following investments (dollars in thousands):

Investment Type	Number of Investments	Carrying Value
Whole Loans	5	$169,842
Subordinated Debt	2	$46,100
Mezzanine Loans	3	$75,000
CMBS	1	$4,318

The Wachovia Warehouse Facility contains certain covenants, the most material of which are requirements that the Company maintain a minimum consolidated tangible net worth of no less than the sum of $250,000 and 75% of the net proceeds of the issuance of any capital stock of any class, a ratio of total consolidated total indebtedness to consolidated total assets not to exceed 0.80 to 1.0, minimum consolidated liquidity of not less than $15,000 and consolidated interest coverage ratio not less than 1.4 to 1.0. On November 9, 2007, the Company received from Wachovia a one-time waiver of three financial covenants which the Company was not in compliance with as of September 30, 2007: (i) the Company is required to have a ratio of total consolidated indebtedness to consolidated total assets not to exceed 0.80 to 1, (ii) the Company is required to have a consolidated interest coverage ratio of not less than 1.4 to 1.0 and (iii) the Company may not incur standard trade payables in excess of $500. The Company was in compliance with all other covenants and conditions as of September 30, 2007 and December 31, 2006.

On August 6, 2007, the Company received a margin deficit notice from Wachovia stating that a margin deficit under a master repurchase agreement with Wachovia exists, and demanding that the Company transfer approximately $26.7 million to Wachovia in immediately available funds. The margin deficit was settled in full in August 2007 and the Company has made no further borrowings under the Wachovia master repurchase agreement.

CDO Bonds Payable

On March 28, 2006, the Company closed its first CDO issuance (“CDO I”) and retained the entire BB rated J Class with a face amount of $24,000 for $19,200, retained the entire B-rated K Class with a face amount of $20,250 for $14,150 and also retained the non-rated common and preferred shares of CDO I, which issued the CDO bonds with a face amount of $47,250 for $51,740. The Company issued and sold CDO bonds with a face amount of $508,500 in a private placement to third parties. The proceeds of the CDO issuance were used to repay substantially all of the outstanding principal balance of the Company’s two warehouse facilities with an affiliate of Deutsche Bank Securities Inc. of $343,556 and all of the outstanding principal balance of the Bank of America Warehouse Facilities of $16,250 at closing. The CDO bonds are collateralized by real estate debt investments, consisting of B Notes, mezzanine loans, whole loans and CMBS investments, which is recorded in the Company’s unaudited consolidated balance sheet in restricted cash at September 30, 2007. The Company’s Manager will act as the collateral manager for the Company’s CDO subsidiary but will not receive any fees in connection therewith. CDO I is not a qualified special purpose entity (“QSPE”) as defined under FASB Statement No. 140, (“SFAS 140”) “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” due to certain permitted activities of CDO I that are not consistent with activities of a QSPE permitted under SFAS 140, such as having the ability to sell impaired securities and acquire replacement securities with the proceeds at the discretion of the collateral administrator. CDO I is consolidated in the financial statements of the Company and the Company has accounted for the CDO I transaction as a financing. The collateral assets that the Company transferred to CDO I are reflected in the Company’s balance sheet. The bonds issued to third parties are reflected as debt on the Company’s balance sheet at September 30, 2007. As of September 30, 2007, CDO bonds of $508,500 were outstanding, with a weighted average interest rate of 5.64%.

In March 2007, Wachovia, acted as the exclusive structurer and placement agent with respect to the Company’s second CDO transaction (“CDO II”) totaling $1,000,000, which priced on March 2, 2007, and closed on April 2, 2007. The Company sold $880,000 of bonds with an average cost of 90-day LIBOR plus 40.6 basis points and retained 100% of the equity interests in the Company’s CDO subsidiary that issued the CDO notes consisting of preferred and common shares. The notes issued by the Company’s CDO subsidiary are secured initially by a portfolio of whole loans, B Notes, mezzanine loans and CMBS. The Company’s Manager will act as the collateral manager for the Company’s CDO subsidiary but will not receive any fees in connection therewith. The Company is the advancing agent in connection with the issuance of the CDO notes. CDO II is not a QSPE as defined under SFAS 140 due to certain permitted activities of CDO II that are not consistent with activities of a QSPE permitted under SFAS 140, such as having the ability to sell impaired securities and acquire replacement securities with the proceeds at the discretion of the collateral administrator. CDO II will be consolidated in the financial statements of the Company and the Company will account for the CDO II transaction as a financing. The collateral assets that the Company transferred to CDO II are reflected in the Company’s balance sheet. The bonds issued to third parties are reflected as debt on the Company’s balance sheet at September 30, 2007. In connection with the CDO II transaction, the Company terminated 24 and partially unwound five effective cash flow hedges, or interest rate swaps, with a total notional amount of $398,383. A total termination value of approximately $8,045 was paid to the Company’s counterparties on April 2, 2007. Additionally, the Company entered into 15 interest rate swaps and three basis swaps with aggregate notional amounts of approximately $622,957 and $235,053, respectively. As of September 30, 2007, CDO bonds of $829,000 were outstanding, with a weighted average interest rate of 6.20%. As of September 30, 2007, the Company had a $75,000 revolver available with $51,000 of borrowings outstanding and $24,000 of remaining capacity. The revolver is available to fund short-term liquidity requirements of the CDO.

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

This potential change would not affect the economics of the transactions but would affect how the transactions are reported in the Company’s financial statements. If the Company were to apply this view to its transactions, for the three and nine months ended September 30, 2007 and year ended December 31, 2006, the change in net income per common share (common and diluted) would be immaterial and its total assets and total liabilities would each be reduced by $7,900 and $14,854, respectively.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Litigation

The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company, except for the matter described in Note 15.

Unfunded Commitments

The Company currently has unfunded commitments to fund loan advances and joint venture equity contributions. The table below summarizes the Company’s unfunded commitments as of September 30, 2007.

	Total Commitment Amount	Current Funded Amount	Total Unfunded Commitments
Loans	$424,798	$367,969	$56,829
Joint Venture Equity	78,116	76,768	1,348

Total	$502,914	$444,737	$58,177

Approximately $53,358 of the unfunded commitments above will be funded through restricted cash or the Company’s CDO revolver.

NOTE 9—RELATED PARTY TRANSACTIONS

Management Agreement

The Company’s Management Agreement provides for an initial term through December 2008 and will automatically renew for a one-year term each anniversary date thereafter, subject to certain termination rights. After the initial term, the Company’s independent directors will review the Manager’s performance annually and the Management Agreement may be terminated subject to certain termination rights. The Company’s executive officers and directors own approximately 17.3% of the Manager.

The Company pays the Manager a base management fee monthly in arrears in an amount equal to  1/12 of the sum of (i) 2.0% of the Company’s gross stockholders’ equity (as defined in the Management Agreement) of the first $400,000 of the Company’s equity; and (ii) 1.75% of the Company’s equity in an amount in excess of $400,000 and up to $800,000; and (iii) 1.5% of the Company’s equity in excess of $800,000. The Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are the Company’s officers, receive no cash compensation directly from the Company. For the three and nine months ended September 30, 2007 and 2006, respectively, the Company paid $1,997, $6,115, $1,522 and $4,369 to the Manager for the base management fee under this agreement. As of September 30, 2007 and December 31, 2006, respectively, $573 and $686 of management fees were accrued.

In addition to the base management fee, the Manager may receive quarterly incentive compensation. The purpose of the incentive compensation is to provide an additional incentive for the Manager to achieve targeted levels of Funds From Operations (as defined in the Management Agreement) and to increase the Company’s stockholder value. The Manager may receive quarterly incentive compensation in an amount equal to the product of: (i) twenty-five percent (25%) of the dollar amount by which (A) the Company’s Funds From Operations (after the base management fee and before incentive compensation) per share of common stock for such quarter (based on the weighted average of shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of the Company’s common stock in the Company’s June 2005 private offering and the prices per share of the Company’s common stock in any subsequent offerings (including the Company’s initial public offering), multiplied by (2) the greater of (a) 2.25% or (b) 0.75% plus one-fourth of the Ten Year Treasury Rate (as defined in the Management Agreement) for such quarter, multiplied by (ii) the weighted average number of shares of the Company’s common stock outstanding during such quarter. The Company will record any incentive fees as a management fee expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the Management Agreement. For the three and nine months ended September 30, 2007 and 2006, respectively, no amounts were paid or were payable to the Manager for the incentive management fee under this agreement.

The Management Agreement also provides that the Company will reimburse the Manager for various expenses incurred by the Manager or its affiliates on the Company’s behalf, including but not limited to costs associated with formation and capital raising activities and general and administrative expenses. Without regard to the amount of compensation received under the Management Agreement, the Manager is responsible for the wages and salaries of the Manager’s officers and employees. For the three and nine months ended September 30, 2007 and 2006, respectively, the Company paid approximately $225, $562, $160 and $538 to the Manager for expense reimbursements. As of September 30, 2007 and December 31, 2006, respectively, $106 and $27 of expense reimbursements were accrued and are included in other liabilities.

Affiliates

        As of September 30, 2007, an affiliate of the Manager, CBRE Melody of Texas, LP and its principals, owned 1.1 million shares (which were purchased in the Company’s June 2005 private offering) of the Company’s common stock, 300,000 shares of restricted common stock, and had options to purchase an additional 500,000 shares of common stock.

GEMSA Servicing

GEMSA Loan Services (“GEMSA”) is utilized by the Company as a loan servicer. GEMSA is a joint venture between CBRE/Melody & Company and GE Capital Real Estate. The Company’s fees for GEMSA’s services for the three and nine months ended September 30, 2007 and 2006 amounted to $68, $182, $21 and $42, respectively.

NOTE 10—STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 150,000,000 shares of capital stock, $0.01 par value per share, of which the Company have authorized the issuance of 100,000,000 shares of common stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2007 and December 31, 2006, 30,846,842 and 30,601,142 shares of the Company’s common stock were issued and outstanding, respectively.

Comprehensive Income

The following table summarizes the Company’s comprehensive income for the three and nine months ended September 30, 2007, and 2006, respectively:

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006
Net income (loss)	$(49,959)	$2,279	$(52,943)	$10,196
Unrealized loss on CMBS securities available for sale and derivatives	(47,069)	(8,314)	(48,422)	(190)

Comprehensive income (loss)	$(97,028)	$(6,035)	$(101,365)	$10,006

Equity Incentive Plan

The Company established a 2005 equity incentive plan, (“2005 Equity Incentive Plan”) for officers, directors, consultants and advisors, including the Manager, its employees and other related persons. The 2005 Equity Incentive Plan authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, or ISOs; (ii) the grant of stock options that do not qualify, or NQSOs; and (iii) grants of shares of restricted common stock. The exercise price of stock options will be determined by the compensation committee and fully ratified by the board of directors, but may not be less than 100% of the fair market value of a share on the day the option is granted. The total number of shares subject to awards granted under the 2005 Equity Incentive Plan may not exceed 2,000,000. As of December 31, 2005, approximately 600,000 shares of restricted stock and 1,000,000 options to purchase shares of the Company’s common stock were granted, or reserved for issuance under the 2005 Equity Incentive Plan.

In March 2007, 130,200 shares of restricted stock and options to purchase 66,500 shares of the Company’s common stock with an exercise price of $13.08 per share were issued to certain employees of the Company’s Manager under the 2005 Equity Incentive Plan. In August 2007, 60,000 shares of restricted stock were issued to certain officers of the Company under the 2005 Equity Incentive Plan. In September 2007, 75,000 shares of restricted stock and options to purchase 24,000 shares of the Company’s common stock with an exercise price of $5.89 per share were issued to the newly hired president and chief executive officer of the Company under the 2005 Equity Incentive Plan. Options granted under the 2005 Equity Incentive Plan are exercisable at the fair market value on the date of the grant and, expire five years from the date of the grant, subject to termination of employment. These options are not transferable other than at death and are exercisable ratably over a three year period commencing one year from the date of the grant.

As of September 30, 2007, 143,109 awards were available for issuance, and 901,822 restricted shares and 955,069 options have been issued, net of forfeitures, under the 2005 Equity Incentive Plan.

The fair value of the options was estimated by reference to the Black-Scholes-Merton formula, a closed-form option pricing model. Given the short history of the Company as a publicly-traded company, the Company estimated the volatility of its stock based on available information on volatility of stocks of other publicly held companies in the industry. Since the 2005 Equity Incentive Plan has characteristics significantly different from those of traded options, and since the assumptions used in such model, particularly the volatility assumption, are subject to significant judgment and variability, the actual value of the options could vary materially from management’s estimate. The assumptions used in such model as of September 30, 2007 are provided in the table below:

Input Variables	June 2005 Grant	January 2006 Grant	August 2006 Grant	September 2006 Grant	March 2007 Grant	September 2007 Grant
Remaining term (in years)	2.7	3.3	3.9	4.0	4.4	4.9
Risk-free interest rate	4.1%	4.1%	4.1%	4.1%	4.2%	4.2%
Volatility	27.8%	26.7%	27.1%	27.1%	27.6%	29.4%
Dividend yield	14.9%	14.9%	14.9%	14.9%	14.9%	14.9%
Estimated Fair Value	$0.00	$0.00	$0.01	$0.01	$0.02	$0.29

NOTE 11—INCOME TAXES

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company adopted FIN 48 effective January 1, 2007 and it had no material effect on its financial statements. Upon adoption of FIN 48, we have elected an accounting policy to classify accrued interest and penalties related to unrecognized tax benefits in its income tax provision. Previously, its policy was to classify interest and penalties as an operating expense in arriving at pretax income. The Company has no accrued interest and penalties recorded as of September 30, 2007.

NOTE 12—DERIVATIVES

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

The following table summarizes the fair value of the derivative instruments held as of September 30, 2007:

Contract	Estimated Fair Value at September 30, 2007
Derivatives designated as cash flow hedges	$(11,650)
Free-standing derivatives	86

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

The following table summarizes the fair value of the derivative instruments held as of December 31, 2006:

Contract	Estimated Fair Value at December 31, 2006
Derivatives designated as cash flow hedges	$(7,739)
Free-standing derivatives	255

NOTE 13—EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. In accordance with SFAS No. 128 “Earnings Per Share,” certain shares of nonvested restricted stock are not included in the calculation of basic EPS (even though shares of nonvested restricted stock are legally outstanding). Diluted earnings per share takes into account the effect of dilutive instruments, such as common stock options and shares of unvested restricted common stock, but use the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding (treasury stock method). Shares that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS for the three and nine months ended September 30, 2007 because the impact would have been antidilutive. The following table presents a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2007:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Basic:
Net loss	$(49,959)	$(52,943)
Weighted-average number of shares outstanding	30,378	30, 253
Basic loss per share	$(1.64)	$(1.75)
Diluted:
Net loss	$(49,959)	$(52,943)
Weighted-average number of shares outstanding	30,378	30, 253
Plus: Incremental shares from assumed conversion of dilutive instruments	0	0
Adjusted weighted-average number of shares outstanding	30,378	30, 253
Diluted loss per share	$(1.64)	$(1.75)

The following table presents a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Basic:
Net income	$2,279	$10,196
Weighted-average number of shares outstanding	20,484	20,178
Basic earnings per share	$0.11	$0.51
Diluted:
Net income	$2,279	$10,129
Weighted-average number of shares outstanding	20,484	20,178
Plus: Incremental shares from assumed conversion of dilutive instruments	95	136
Adjusted weighted-average number of shares outstanding	20,579	20,314
Diluted earnings per share	$0.11	$0.50

NOTE 14—DIVIDENDS

On September 19, 2007, the Company declared dividends of $0.17 per share of common stock, payable with respect to the three month period ended September 30, 2007, to stockholders of record at the close of business on September 28, 2007. The Company paid these dividends on October 15, 2007.

NOTE 15—SUBSEQUENT EVENTS

On October 30, 2007, a class action lawsuit was commenced in the United States District Court for the District of Connecticut against the Company and its chief financial officer and former chief executive officer seeking remedies under the Securities Act of 1933, as amended. The complaint alleges that the registration statement and prospectus relating to the Company’s October 2006 initial public offering contained material misstatements and material omissions. Specifically, the plaintiff alleges that management had knowledge of certain loan impairments and did not properly disclose or record such impairments in the financial statements. The plaintiff seeks to represent a class of all persons who purchased or otherwise acquired the Company’s common stock between September 29, 2006 and August 6, 2007 and seeks damages in an unspecified amount. The Company believes that the allegations and claims against the Company and its chief financial officer and former chief executive officer are without merit and it intends to contest these claims vigorously. An adverse resolution of the action could have a material adverse effect on the Company’s financial condition and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to estimate potential losses, if any, related to this lawsuit.

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

We are a holding company that conducts our businesses through wholly-owned or majority-owned subsidiaries. We are externally managed and advised by CBRE Realty Finance Management, LLC, which we refer to as our Manager, an indirect subsidiary of CB Richard Ellis, Inc., which we refer to as CBRE, and a direct subsidiary of CBRE Melody & Company, which we refer to as CBRE/Melody.

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

We generally match our assets and liabilities in terms of base interest rates (generally 30-day LIBOR) and expected duration. When markets permit, we generally issue collateralized debt obligations, or CDOs, which enable us to secure term financing and match fund our assets and liabilities to achieve our financing and return objectives.

Our portfolio is comprised solely of commercial real estate with no sub- prime exposure. As of September 30, 2007, we held investments of approximately $1.8 billion, including origination costs and fees, and net of repayments and sales of partial interests in loans. As of September 30, 2007, our investment portfolio consisted of the following (dollars in thousands):

Security Description	Carrying Value	Number of Investments	Percent of Total Investments	Weighted Average
				Coupon	Yield to Maturity	LTV
Whole loans(1)	$933,249	42	50.5%	6.93%	6.74%	68%
B Notes	264,211	13	14.3%	8.38%	8.64%	69%
Mezzanine loans	312,035	15	16.9%	10.18%	9.92%	76%
CMBS	264,832	67	14.3%	6.10%	7.11%	—
Joint venture investments(2)	67,320	8	3.7%	—	—	—
Foreclosed assets, net(3)	5,609	2	0.3%	—	—	—

Total	$1,847,256	147	100.0%

(1)	Includes originated whole loans, acquired whole loans and bridge loans.
(2)

Includes our equity investment in two limited liability companies which are deemed to be VIEs and which we consolidate in our audited financial statements because we are deemed to be the primary beneficiary of these VIEs under FIN 46R.

(3)	Includes assets and liabilities of Rodgers Forge and Monterey properties on a net basis.

Given the recent volatility in the capital markets, we are not entering into new investments in the near-term. The current credit market environment is unstable and we continue to review and analyze the impact on potential avenues of liquidity. We are considering plans to restart our lending program and will resume origination activities when we are comfortable with the expected pricing of, and have reasonable access to, capital both in the debt and equity markets that will enable us to achieve our growth objectives. We are considering several equity and debt capital raising options.

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

In the third quarter of 2007 the industry experienced declines in valuation of commercial real estate loans and commercial real estate backed securities and declines in overall liquidity. While we believe these declines are temporary and the market has strong fundamentals over the long-term, we are unable to predict how long these trends will continue and what long-term impact it may have on the market.

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

Given the recent volatility in the capital markets, we are not entering into new investments in the near-term. The current credit market environment is unstable and we continue to review and analyze the impact on potential avenues of liquidity. We are considering plans to restart our lending program and will resume origination activities when we are comfortable with the expected pricing of, and have reasonable access to, capital both in the debt and equity markets that will enable us to achieve our growth objectives.

On September 30, 2007, we had approximately $25.5 million of cash and cash equivalents available. We have long-term financing for most of our portfolio in place through our existing CDOs and mortgage loans. As a result of volatility in the capital markets and the resulting reduced liquidity, where we are not entering into new investments in the near-term, we elected to repay and close our line with Deutsche Bank and are working to reduce assets on our Wachovia line. We expect the availability of warehouse lines, which we use to finance loan originations that will ultimately be packaged in CDO offerings, will be limited in the near-term due to reduced liquidity in the CDO market and a lesser appetite for new CDO issuances. We believe the CDO market continues to have strong long-term fundamentals and will recover sometime in fiscal year 2008 under more conservative standards, which will likely require greater collateral ratios than has been experienced in recent years. We anticipate the terms and availability of repurchase agreements and similar financing arrangements will improve concurrently with any recovery in the CDO market. As we await the recovery of these traditional avenues of liquidity, we are considering several alternative equity and debt capital raising options.

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Revenues

Investment income increased by $20.2 million to $38.3 million for the three months ended September 30, 2007, from $18.1 million for the three months ended September 30, 2006, as the overall investment portfolio increased to $1.9 billion at September 30, 2007 from $1.2 billion at September 30, 2006. Primarily, the increase in the third quarter of 2007 was generated by the increase in carrying value of our investment portfolio which increased investment income in our whole loans by $12.5 million, B Notes by $1.0 million, mezzanine loans by $4.2 million and CMBS $2.2 million.

Property operating income increased by $0.6 million to $2.3 million for the three months ended September 30, 2007, from $1.7 million for the three months ended September 30, 2006, which primarily represents rental income from our two consolidated joint ventures.

Other income decreased by $0.3 million to $0.6 million for the three months ended September 30, 2007, from $0.9 million for the three months ended September 30, 2006, which represents interest earned on cash balances primarily from overnight repurchase investments.

Expenses

Interest expense increased by $14.2 million to $27.5 million for the three months ended September 30, 2007, from $13.3 million for the three months ended September 30, 2006. Higher interest expenses are the result of increased borrowings, including interest expense attributable to our CDO issuances which increased $12.2 million compared to the prior period.

Management fees increased by $0.4 million to $2.0 million for the three months ended September 30, 2007 from $1.6 million for the three months ended September 30, 2006, attributable to the equity raised through our September 2006 initial public offering, or IPO, which represent fees paid or payable to our Manager under our management agreement.

Property operating expenses increased by $0.9 million to $1.8 million for the three months ended September 30, 2007, from $0.9 million for the three months ended September 30, 2006. The increase is related to the two consolidated joint ventures and the two assets we foreclosed in May 2007.

General and administrative expenses decreased by $0.6 million to $1.8 million for the three months ended September 30, 2007, from $2.4 million for the three months ended September 30, 2006. The decrease was the result of a $0.6 million reduction in stock-based compensation expense attributable to a decline in stock price compared to the prior period, offset by increased professional fees, insurance and general overhead costs.

Depreciation and amortization increased by $0.2 million to $0.7 million for the three months ended September 30, 2007, from $0.5 million for the three months ended September 30, 2006. The increase is related to our two consolidated joint ventures and our two second quarter foreclosed assets.

The management fees, expense reimbursements, formation costs and the relationship between our Manager, our affiliates and us are discussed further in “Related Party Transactions.”

Loss on impairment of assets

During the three months ended September 30, 2007, there was significant deterioration in the Baltimore area and metropolitan DC area condominium markets as well as a severe dislocation of the capital markets precipitated by the sub prime lending crisis. As a result of these events, management determined that their original business plans to convert the Rodgers Forge and Monterey properties to condominiums were no longer viable and that the properties may be impaired. Based on the Company’s estimate of future undiscounted cash flows as apartment properties, the carrying amounts of the Rodgers Forge and Monterey properties were no longer fully recoverable. Impairment losses of $17.7 million and $37.0 million, respectively, on the Rodgers Forge and Monterey properties were determined based on the difference between the carrying values of the assets and their estimated fair market values. The estimated fair market values were based on discounted cash flow projections which assumed the properties are sold when stabilized and are supported by third party offers to purchase the Rodgers Forge property and an independent third party appraisal for the Monterey property.

Loss on derivatives

Loss on derivatives increased by $1.6 million to a $1.6 million loss for the three months ended September 30, 2007 from no realized loss for the three months ended September 30, 2006, of which the decrease was attributable to a $1.6 million realized loss from a terminated interest rate swap that was settled in connection with the sale of a loan investment that was being hedged.

Gain (loss) on sale of investments

Gain (loss) on sale of investments changed by $0.6 million to a loss of $0.2 million for the three months ended September 30, 2007, from a gain of $0.4 million for the three months ended September 30, 2006. The loss in 2007 is related to the sale of a loan investment.

Equity in net loss of unconsolidated joint ventures

Equity in net loss of unconsolidated joint ventures increased by $0.7 million to $0.9 million loss for the three months ended September 30, 2007 from $0.2 million income for the three months ended September 30, 2006, primarily resulting from increased costs at the underlying joint venture properties.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Revenues

Investment income increased by $51.5 million to $93.5 million for the nine months ended September 30, 2007, from $42.0 million for the nine months ended September 30, 2006, as the overall investment portfolio increased to $1.9 billion at September 30, 2007 from $1.2 billion at September 30, 2006. Primarily, the increase in the second quarter of 2007 was generated by the increase in carrying value of our investment portfolio which increased investment income in our whole loans by $32.0 million, B Notes by $4.1 million, mezzanine loans by $7.3 million and CMBS by $8.5 million.

Property operating income increased by $2.2 million to $6.0 million for the nine months ended September 30, 2007, from $3.8 million for the nine months ended September 30, 2006, which primarily represents rental income from our two consolidated joint ventures.

Other income increased by $1.0 million to $3.6 million for the nine months ended September 30, 2007, from $2.6 million for the nine months ended September 30, 2006, which represents interest earned on cash balances primarily from overnight repurchase investments.

Expenses

Interest expense increased by $40.5 million to $68.4 million for the nine months ended September 30, 2007, from $27.9 million for the nine months ended September 30, 2006. Higher interest expenses are the result of increased borrowings, including interest expense attributable to our CDO and trust preferred securities issuances which increased interest expense $31.4 million and $2.3 million compared to the prior year period, respectively. The remaining increase is primarily attributable to increased borrowing on our warehouse lines, where interest expense increased $7.1 million compared to the prior period.

Management fees increased by $1.7 million to $6.1 million for the nine months ended September 30, 2007 from $4.4 million for the nine months ended September 30, 2006, attributable to the equity raised through our IPO, which represent fees paid or payable to our Manager under our management agreement.

Property operating expenses increased $2.2 million to $3.9 million for the nine months ended September 30, 2007 from $1.7 million for the nine months ended September 30, 2006. The increase is related to our two consolidated joint ventures and the two assets we foreclosed on in May 2007.

General and administrative expenses decreased by $0.3 million to $6.6 million for the nine months ended September 30, 2007, from $6.9 million for the nine months ended September 30, 2006. The decrease was the result of $2.1 million of lower stock-based compensation expense attributable to a decline in stock price compared to the prior period.

Depreciation and amortization increased by $0.8 million to $2.0 million for the nine months ended September 30, 2007, from $1.2 million for the nine months ended September 30, 2006. The increase is primarily attributable to our foreclosed assets.

The management fees, expense reimbursements, formation costs and the relationship between our Manager, our affiliates and us are discussed further in “Related Party Transactions.”

Loss on impairment of assets

        Loss on impairment of asset increased to $7.8 million for the nine months ended September 30, 2007 from $0 for the nine months ended September 30, 2006. After taking control and possession of the Monterey property, management determined the fair value of the Monterey property based on various factors, including the best use of the underlying property, the time frame needed to resume development activities after resolving the claim with the Housing Authority, studies on the cost to complete development efforts and the demand for completed condominium units. Based on the results of this analysis, we determined that the fair market value of the net assets received on the date of foreclosure was approximately $29.3 million, which is less than the carrying value on the date of acquisition of $37.1 million. The deficit was driven by various factors, including, the delay in development and sales efforts on the project due to the claim by the Housing Authority, an increase in secured liens assumed by the previous owner, and an increase in the estimated costs to complete the project. As a result, we concluded that the foreclosure event triggered an impairment of $7.8 million which has been recorded in the consolidated statements of operations for the three and nine month periods ended September 30, 2007.

During the three months ended September 30, 2007, there was significant deterioration in the Baltimore area and metropolitan DC area condominium markets as well as a severe dislocation of the capital markets precipitated by the sub prime lending crisis. As a result of these events, management determined that their original business plans to convert the Rodgers Forge and Monterey properties to condominiums were no longer viable and that the properties may be impaired. Based on the Company’s estimate of future undiscounted cash flows as apartment properties, the carrying amounts of the Rodgers Forge and Monterey properties were no longer fully recoverable. Impairment losses of $17.7 million and $37.0 million, respectively, on the Rodgers Forge and Monterey properties were determined based on the difference between the carrying values of the assets and their estimated fair market values. The estimated fair market values were based on discounted cash flow projections which assumed the properties are sold when stabilized and are supported by third party offers to purchase the Rodgers Forge property and an independent third party appraisal for the Monterey property.

Gain (loss) on sale of investments

Gain (loss) on sale of investments changed by $0.8 million to a loss of $0.5 million for the nine months ended September 30, 2007, from a gain of $0.3 million for the nine months ended September 30, 2006. The loss in 2007 is related to the sale of a CMBS investment, a loan investment and the loss in 2006 is related to the sale of a senior note.

Gain (loss) on derivatives

Gain (loss) on derivatives changed by $5.4 million to a loss of $1.8 million for the nine months ended September 30, 2007 from a gain of $3.6 million for the nine months ended September 30, 2006, of which the decrease was attributable to a $3.6 million gain from terminated interest rate swaps in 2006 and in 2007, primarily related to a $1.6 million realized loss from a terminated interest rate swap that was settled in connection with the sale of a loan investment that was being hedged.

Equity in net income (loss) of unconsolidated joint ventures

Equity in net income (loss) of unconsolidated joint ventures changed by $4.5 million to $4.5 million loss for the nine months ended September 30, 2007 from no income for the nine months ended September 30, 2006, primarily resulting from six joint ventures having operations in the current quarter while the prior period only had operations of four joint ventures primarily resulting from increased expenses at the underlying joint venture properties.

Risk Management

Foreclosed Assets

The two foreclosed assets are the Monterey property in Bethesda, Maryland and the Rodgers Forge in Towson, Maryland. We foreclosed on the Monterey property, a 434-unit condominium conversion project, on May 9, 2007 and took immediate control. We foreclosed on Rodgers Forge, a 508-unit condominium conversion project, on May 4, 2007 and took control on June 19, 2007 after court ratification awarded it legal control of the property. From the date of foreclosure through September 30, 2007, we funded $9.3 million to foreclosed assets to cure defaults of senior debt, pay real estate taxes, pay assumed liens and pay for attorney and appraisal services related to the foreclosures.

After favorably resolving an outstanding dispute with the Montgomery County Housing Authority on August 20, 2007, we began moving forward with development efforts to stabilize the Monterey property. The severe dislocation in the capital markets and the metropolitan DC condominium markets during the three months ended September 30, 2007 made the previously stated business plan to convert the Monterey asset to condominiums no longer viable in the opinion of management. We did an extensive valuation on the asset as a rental project and concluded the additional cost of financing the development would not be an appropriate use of capital at this time. As such, we wrote down our entire $37.0 million of carrying value for the three months ended September 30, 2007. We plan on continuing discussions with the senior lender over the next course of actions, if any, regarding this asset.

During the three months ended September 30, 2007, the severe dislocation in the capital markets and the significant deterioration of the Baltimore area condominium markets made us reconsider our original business strategy to continue development and stabilization the property. Through this evaluation process we began widely marketing the Rodgers Forge project for sale to gauge potential interest. Subsequent to September 30, 2007, we received several bids from qualified and interested third parties that we are actively pursuing. We are reviewing final offers and expect a transaction to close within the first quarter of 2008, although there can be no guarantee that such a sale will occur within this time frame, or at all.

Non-Performing Loans

Non-performing loans include all loans on non-accrual status and repossessed real estate collateral. We transfer loans to non-accrual status at such time as: (1) we determine the borrower is incapable of curing, or has ceased efforts towards curing the cause of a default; (2) the loan becomes 90 days delinquent; (3) the loan has a maturity default; or (4) the net realizable value of the loan’s underlying collateral approximates our carrying value of such loan. Interest income is recognized only upon actual cash receipt for loans on non-accrual status. At September 30, 2007, there were no non-performing loans.

Watch List Assets

We conduct a quarterly comprehensive credit review, resulting in an individual risk classification being assigned to each asset. This review is designed to enable us to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an “early warning system.” At September 30, 2007, we had one watch list asset with a carrying value of $21.0 million related to a loan where the senior debt had been placed in special servicing. In October, this loan was repaid in full.

Subsequent to September 30, 2007, one $42.8 million B-Note representing 2.3% of the carrying value of our investment portfolio was moved onto our internal watch list. The $42.8 million B-Note was extended for 60-days in the fourth quarter and the sponsor funded an additional $156.0 million of cash equity to enhance his position as he completes refinancing of the project. Our investment is secured by a class A parcel of land in New York City and there is currently $200.0 million of equity behind our position. As a result of the significant collateral value for the loan, we believe the loan is fully recoverable.

Liquidity and Capital Resources

Overview

        Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends, fund debt service and for other general business needs. Our primary sources of funds for short-term liquidity, including working capital, distributions and additional investments consist of (i) cash flow from operations; (ii) proceeds from our existing CDOs; (iii) proceeds from principal payments on our investments; (iv) proceeds from potential loan and asset sales; (v) proceeds from potential joint ventures; and to a lesser extent (vi) new financings or additional securitization or CDO offerings and (vii) proceeds from additional common or preferred equity offerings or offerings of trust preferred securities. We believe these sources of funds will be sufficient to meet our short-term liquidity requirements. Due to recent market turbulence, we do not anticipate having the ability over at least the next fiscal quarter to access equity capital through the public markets or debt capital through warehouse lines, new CDO issuances, or new trust preferred issuances. Therefore, we will rely mostly on cash flows from operations, principal payments on our investments, and proceeds from potential joint ventures, asset sales and alternative sources of financing.

Our ability to meet our long-term liquidity requirements will be subject to obtaining additional debt financing and equity capital in addition to the sources designated for our short-term liquidity requirements. If we (i) are unable to renew, replace or expand our sources of financing on substantially similar terms, (ii) are unable to execute asset and loan sales on time or to receive anticipated proceeds there from, (iii) fully utilize available cash or (iv) are unable to secure a joint venture on favorable terms or at all, it may have an adverse effect on our business, results of operations and ability to make distributions to our stockholders. Our borrowings may require us, among other restrictive covenants, to keep uninvested cash on hand, maintain a certain portion of our assets free from liens and to secure such borrowings with our assets. These conditions would limit our ability to do further borrowings. If we are unable to make required payments under such borrowings, breach any representation or warranty in the loan documents or violate any covenant contained in a loan document, our lenders may accelerate the maturity of our debt or require us to pledge more collateral. If we are unable to pay off our borrowings in such a situation, (i) we may need to prematurely sell the assets securing each debt, (ii) the lenders could foreclose on our assets that are pledged as collateral to such lenders, (iii) such lenders could force us into bankruptcy or (iv) such lenders could force us to take other acts to protect the value of their collateral. Any such event would have a material adverse effect on our liquidity and the value of our common stock.

To qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, we must distribute annually at least 90% of our taxable income. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. However, we believe that cash flows from operations will provide us with financial flexibility at levels sufficient to meet current and anticipated liquidity requirements, including paying distributions to our stockholders and servicing our debt obligations.

On August 6, 2007, we received a margin deficit notice from Wachovia stating that a margin deficit under a master repurchase agreement with Wachovia exists, and demanding that we transfer approximately $26.7 million to Wachovia in immediately available funds. The margin deficit was settled in full in August 2007 and we have made no further borrowings under the Wachovia master repurchase agreement.

On September 5, 2007, we entered into an amendment to our master repurchase agreement with Deutsche Bank to amend the final repurchase date to September 28, 2007 at which point the master repurchase agreement will terminate. On September 28, 2007, the outstanding borrowings under the master repurchase agreement were paid in full and the agreement was terminated.

On September 30, 2007, we had approximately $25.5 million of cash and cash equivalents available. We continue to have attractive long-term financing in place through our CDO bonds payable, supporting our existing portfolio of assets. As a result of volatility in the capital markets and the resulting reduced liquidity, where we are not entering into new investments in the near-term, we elected to repay and close our line with Deutsche Bank and are working to reduce assets on our Wachovia line. We expect the availability of repurchase agreements, which we use to finance loan originations that will ultimately be packaged in CDO offerings, will be limited in the near-term due to reduced liquidity in the CDO market and a lesser appetite for new CDO issuances. As we await the recovery of these traditional avenues of liquidity, we are considering several alternative equity and debt capital raising options.

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

On March 7, 2007, 130,200 shares of restricted stock and options to purchase 66,500 shares of our common stock with an exercise price of $13.08 per share were issued to certain employees of the Manager under the 2005 equity incentive plan. In August 2007, 60,000 shares of restricted stock were issued to our officers of our manager under the 2005 Equity Incentive Plan. In September 2007, 75,000 shares of restricted stock and options to purchase 24,000 shares of our common stock with an exercise price of $5.89 per share were issued to our newly hired president and chief executive officer under the 2005 Equity Incentive Plan. Options granted under the 2005 equity incentive plan are exercisable at the fair market value on the date of the grant and, expire five years from the date of the grant, subject to termination of employment. These options are not transferable other than at death and are exercisable ratably over a three year period commencing one year from the date of the grant.

As of September 30, 2007, 901,822 shares of restricted common stock, net of forfeitures, and options to purchase 870,566 shares of common stock, net of forfeitures, options to purchase 60,500 shares of common stock, net of forfeitures, and options to purchase 24,000 shares of common stock, net of forfeitures, with an exercise price of $15.00, $13.08 and $5.89 per share, respectively, have been issued under our 2005 equity incentive plan. These restricted shares and options have a vesting period of three years from the date of grant (except with respect to 2,668 restricted shares which vested one year from the date of grant).

Warehouse Lines

DB Warehouse Facility

We have a $400,000 master repurchase agreement which had an initial repurchase date of August 29, 2006. On August 6, 2007, the master repurchase agreement was amended to change the repurchase date to September 5, 2007. On September 5, 2007, we entered into an amendment to our master repurchase agreement with Deutsche Bank to amend the final repurchase date to September 28, 2007 at which point the master repurchase agreement will terminate. On September 28, 2007, the outstanding borrowings under the master repurchase agreement were paid in full and the agreement was terminated.

Bank of America Warehouse Facilities

In January and February, 2006, we entered into two facilities with Bank of America that provided $450.0 million of aggregate borrowing capacity. These facilities were terminated on April 2, 2007.

Wachovia Warehouse Facility

        In August 2006, we entered into a master repurchase agreement with Wachovia that provided $300.0 million of aggregate borrowing capacity. On December 15, 2006 and February 8, 2007, the aggregate borrowing capacity was increased to $500.0 million and $700.0 million, respectively, and the increase period expired on April 2, 2007. After the expiration of the increase period, the maximum borrowing capacity was $300.0 million. On June 29, 2007, the aggregate borrowing capacity was increased to $400.0 million and the increase period will expire on December 31, 2007. After the expiration of the increase period, the maximum borrowing capacity will be $300.0 million. The Wachovia Warehouse Facility has an initial fixed repurchase date of August 24, 2009, which may be extended for a period not to exceed 364 days upon our written request to the buyer at least 30 days, but no more than 60 days, prior to the initial repurchase date, if (i) no default or event of default (as defined in the repurchase agreement) has occurred or continuing and (ii) upon our payment to Wachovia of a certain extension fee. Based on our investment activities, this facility provides for an advance between 50% and 95% based upon the collateral provided under a borrowing based calculation. Advances under this facility bear interest only, which is reset monthly, with a range of pricing spreads from 20 to 200 basis points over 30-day LIBOR. This facility previously financed our origination or acquisition of whole loans, subordinate mortgage interests and CMBS. As of September 30, 2007, and December 31, 2006, the outstanding balance under this facility was approximately $217.2 million and $361.8 million, respectively, with a weighted average borrowing rate of 6.85% and 6.03%, respectively. On April 2, 2007, in conjunction with the second CDO transaction, we paid off $517,701 of the outstanding debt. We do not expect to make any additional borrowings under this facility. The borrowings under this facility were collateralized by the following investments (dollars in thousands):

Investment Type	Number of Investments	Carrying Value
Whole Loans	5	$169,842
Subordinated Debt	2	$46,100
Mezzanine Loans	3	$75,000
CMBS	1	$4,318

The Wachovia Warehouse Facility contains certain covenants, the most material of which are requirements that we maintain a minimum consolidated tangible net worth of no less than the sum of $250,000 and 75% of the net proceeds of the issuance of any capital stock of any class, a ratio of total consolidated total indebtedness to consolidated total assets not to exceed 0.80 to 1.0, minimum consolidated liquidity of not less than $15,000 and consolidated interest coverage ratio not less than 1.4 to 1.0. On November 9, 2007, we received from Wachovia a one-time waiver of three financial covenants which we were not in compliance with as of September 30, 2007: (i) we are required to have a ratio of total consolidated indebtedness to consolidated total assets not to exceed 0.80 to 1.0, (ii) we are required to have a consolidated interest coverage ratio of not less than 1.4 to 1.0 and (iii) we may not incur standard trade payables in excess of $500,000. We were in compliance with all other covenants and conditions as of September 30, 2007 and December 31, 2006.

On August 6, 2007, we received a margin deficit notice from Wachovia stating that a margin deficit under a master repurchase agreement with Wachovia exists, and demanding that we transfer approximately $26.7 million to Wachovia in immediately available funds. The margin deficit was settled in full in August 2007 and we have made no further borrowings under the Wachovia master repurchase agreement.

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

This potential change would not affect the economics of the transactions but would affect how the transactions are reported in our financial statements. If we were to apply this view to our transactions, for the three and nine months ended September 30, 2007 and the year ended December 31, 2006, the change in net income per common diluted share would be immaterial and our total assets and total liabilities would each be reduced by $7.9 million and $14.9 million, respectively.

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

In March 2006, we closed our first CDO transaction totaling approximately $600.0 million. We retained 100% of the equity interests in our CDO subsidiary that issued the CDO notes consisting of preference and common shares as well as 100% of the non-rated debt tranches. The notes issued by our CDO subsidiary are secured initially by a portfolio of whole loans, B Notes, mezzanine loans and CMBS. The structure contains a five-year reinvestment period during which we can use the proceeds of loan repayments to fund new investments. Our Manager acted as the collateral manager for our CDO subsidiary but did not receive any fees in connection therewith. We acted as the advancing agent in connection with the issuance of the CDO notes.

        In April 2007, we closed on our second CDO transaction totaling $1.0 billion. We sold $880.0 million of bonds with an average cost of 90-day LIBOR plus 40.6 basis points and retained 100% of the equity interests in our CDO subsidiary that issued the CDO notes consisting of preference and common shares. The notes issued by our CDO subsidiary are secured initially by a portfolio of whole loans, B Notes, mezzanine loans and CMBS. The structure contains a five-year reinvestment period during which we can use the proceeds of loan repayments to fund new investments. Our Manager will act as the collateral manager for our CDO subsidiary but will not receive any fees in connection therewith. We are the advancing agent in connection with the issuance of the CDO notes. In connection with our second CDO transaction, we terminated 24 and partially unwound five effective cash flow hedges, or interest rate swaps, with a total notional amount of approximately $398.4 million. A total termination value of approximately $8.0 million was paid to our counterparties on April 2, 2007. Additionally, we entered into 15 interest rate swaps and three basis swaps with aggregate notional amounts of approximately $623.0 million and $235.1 million. As of September 30, 2007, our CDO subsidiary is leveraged as follows:

	Carrying Amount at 9/30/907	Stated Maturity	Interest Rate	Weighted Average Expected Life (years)
CDO I Bonds	$508,500	3/25/2046	5.64%	6.9
CDO II Bonds	$829,000	4/07/2052	6.20%	8.2

Mortgage Indebtedness

On December 14, 2005, our consolidated joint venture, Springhouse Apartments, LLC, obtained a $26.2 million loan in connection with the acquisition of real estate located in Prince George’s County, Maryland. The loan is collateralized by the aforementioned property, is guaranteed by Bozzuto and Associates Inc., our joint venture partner, matures on December 14, 2008, and bears interest at 30-day LIBOR plus 1.75%. As of September 30, 2007 and December 31, 2006, the outstanding balance was $25.7 million and $25.6 million, respectively, at a rate of 7.07% and 7.10%, respectively.

On March 28, 2006, our consolidated joint venture, Loch Raven Village Apartments-II, LLC, obtained a $29.2 million loan in connection with the acquisition of real estate located in Baltimore, Maryland. The loan is collateralized by the aforementioned property, is guaranteed by Bozzuto and Associates Inc., our joint venture partner, matures on April 1, 2009, and bears interest at a fixed rate of 5.96%. As of September 30, 2007 and December 31, 2006, the outstanding balance was $27.1 million and $26.6 million, respectively.

On May 4, 2007, we assumed a $36.3 million mortgage loan in conjunction with the Rodgers Forge foreclosure. The loan matures on April 16, 2009 and bears interest equal to one-half of one percent (0.50%) above the Prime Rate. As of September 30, 2007, we are in technical default of certain covenants in this loan. We have notified the lender of such technical defaults. As of the date hereof, the lender has not taken any formal or informal action in respect thereof. We have not been notified by the lender that it is in default of any such clauses. As of September 30, 2007, the outstanding balance was $36.3 million.

On May 9, 2007, we assumed a $103.9 million mortgage loan in conjunction with the Monterey foreclosure. As of September 30, 2007, we are in technical default of certain covenants in this loan. We have notified the lender of such technical defaults. As of the date hereof, the lender has not taken any formal or informal action in respect thereof. The loan matures on February 1, 2008 and bears interest at six-month LIBOR plus 3.25%. As of September 30, 2007, the outstanding balance was $103.9 million.

In November 2007, we halted making principal payments to the senior lender of Monterey. While we are in the process of negotiating a restructuring of the first mortgage with the senior lender, the senior lender could foreclose on our position.

Contractual Obligations

The table below summarizes our contractual obligations as of September 30, 2007. The table excludes contractual commitments related to our derivatives, which we discuss in “Qualitative and Quantitative Disclosures about Market Risk,” and the incentive fee payable under the management agreement that we have with our Manager, which we discuss in Related Party Transactions because those contracts do not have fixed and determinable payments.

	Contractual commitments (in thousands) Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
CDO I bonds payable	$508,500	$—	$—	$—	$508,500
CDO II bonds payable	829,000	—	—	—	829,000
Wachovia Warehouse Facility	217,180	217,180	—	—	—
Mortgage payable(1)	193,046	103,886	89,160	—	—
Trust preferred securities	50,000	—	—	—	50,000
Base management fees(2)	6,861	6,861	—	—	—

Total	$1,804,587	$327,927	$89,160	$—	$1,387,500

(1)	Non-recourse to us.
(2)	Calculated only for the next 12 months based on our current gross stockholders’ equity, as defined in our management agreement.

Off-Balance Sheet Arrangements

As of September 30, 2007, we had approximately $54.0 million of equity interests in six joint ventures for the nine months ended September 30, 2007, included elsewhere in this Quarterly Report on Form 10-Q.

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

Related Party Transactions

Management Agreement

On June 9, 2005, we entered into a management agreement with our Manager, which provides for an initial term through December 31, 2008 with automatic one-year extension options for each anniversary date thereafter and is subject to certain termination rights. After the initial term, our independent directors will review our Manager’s performance annually and the management agreement may be terminated subject to certain termination rights. Our executive officers own approximately 26.1% of the Manager. We pay our Manager an annual management fee monthly in arrears equal to 1/12 of the sum of (i) 2.0% of our gross stockholders’ equity (as defined in the management agreement), or equity, of the first $400.0 million of our equity and (ii) 1.75% of our gross stockholders’ equity in an amount in excess of $400.0 million and up to $800.0 million and (iii) 1.5% of our gross stockholders’ equity in excess of $800.0 million. Additionally, from July 26, 2006 to September 27, 2006, we considered the outstanding trust preferred securities as part of gross stockholders’ equity in calculating the base management fee. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. For the three and nine months ended September 30, 2007 and 2006, we paid approximately $2.0 million, $6.1 million, $1.5 million, and $4.4 million, respectively, to our Manager for the base management fee under the management agreement. As of September 30, 2007, $0.6 million of management fees were accrued and constituted the management fee payable on our balance sheet.

In addition to the base management fee, our Manager may receive quarterly incentive compensation. The purpose of the incentive compensation is to provide an additional incentive for our Manager to achieve targeted levels of Funds From Operations (as defined in the management agreement) (after the base management fee and before incentive compensation) and to increase our stockholder value. Our Manager may receive quarterly incentive compensation in an amount equal to the product of: (i) twenty-five percent (25%) of the dollar amount by which (A) our Funds From Operations (after the base management fee and before the incentive fee) per share of our common stock for such quarter (based on the weighted average number of shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of our common stock in our June 2005 private offering and the prices per share of our common stock in any subsequent offerings (including our IPO), multiplied by (2) the greater of (a) 2.25% or (b) 0.75% plus one-fourth of the Ten Year Treasury Rate (as defined in the management agreement) for such quarter, multiplied by (ii) the weighted average number of shares of our common stock outstanding during the such quarter. We will record any incentive fees as a management fee expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the management agreement. No amounts had been paid or were payable for incentive compensation under the management agreement as of September 30, 2007 and December 31, 2006.

The management agreement also provides that we will reimburse our Manager for various expenses incurred by our Manager or its affiliates for documented expenses of our Manager or its affiliates incurred on our behalf, including but not limited to costs associated with formation and capital raising activities and general and administrative expenses. Without regard to the amount of compensation received under the management agreement, our Manager is responsible for the wages and salaries of its officers and employees. For the three and nine months ended September 30, 2007 and 2006, we paid or had payable $0.2 million, $0.6 million, $0.2 million and $0.5 million, respectively, to our Manager for expense reimbursements, of which $0.1 million were accrued and are included in other liabilities on our balance sheet as of September 30, 2007.

GEMSA Servicing

GEMSA Loan Services, L.P., which we refer to as GEMSA, is utilized by us as a loan servicer. GEMSA is a joint venture between CBRE/Melody and GE Capital Real Estate. GEMSA is a rated master and primary servicer. Our fees for GEMSA’s services are at market rates.

For the three and nine months ended September 30, 2007 and 2006, we paid or had payable an aggregate of approximately $68,000, $182,000, $21,000 and $42,000, respectively, to GEMSA in connection with its loan servicing of a part of our portfolio.

Affiliates

As of September 30, 2007, an affiliate of the Manager, CBRE Melody of Texas, LP and its principals, owned 1.1 million shares of our common stock (which were purchased in our June 2005 private offering), 300,000 shares of restricted common stock, and had options to purchase an additional 500,000 shares of common stock.

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

FFO for the three and nine months ended September 30, 2007 and 2006 are as follows (dollars in thousands):

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006
Funds from operations:
Net income (loss)	$(49,959)	$2,279	$(52,943)	$10,196
Adjustments:
Depreciation	579	310	1,766	690
Gain (losses) from debt restructuring	—	—	—	—
Gain (losses) from sale of property	—	—	—	—
Funds from discontinued operations	—	—	—	—
Real estate depreciation and amortization—unconsolidated ventures	2,082	619	7,607	1,258

Funds from operations	$(47,298)	$3,208	$(43,570)	$12,144

Cash flows provided by (used in) operating activities	$4,614	$5,432	$21,991	$8,486
Cash flows provided by (used in) investment activities	$74,915	$(350,212)	$(620,875)	$(701,805)
Cash flows provided by (used in) financing activities	$(75,272)	$330,756	$606,452	$670,741

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

We have identified one mezzanine loan as a variable interest in a VIE and have determined that we are not the primary beneficiary of this VIE and as such this VIE should not be consolidated in our consolidated financial statements. Our maximum exposure to loss would not exceed the carrying amount of this investment of $42.8 million. Our maximum exposure to loss, including CMBS, as a result of our investments in these VIEs was $307.8 million as of September 30, 2007.

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

We have 64 CMBS investments that are in an unrealized loss position at September 30, 2007, five of which have been in a continuous unrealized loss position for greater than twelve months. The unrealized loss of the five CMBS investments in a continuous unrealized loss position for greater than twelve months is $0.9 million and the unrealized loss of the 59 CMBS investments that have been in a continuous loss position for less than twelve months is $32.2 million, as of September 30, 2007. Our review of such securities indicates that the decrease in fair value was not due to permanent changes in the underlying credit fundamentals or in the amount of interest expected to be received. The unrealized losses are primarily the results of changes in market interest rates subsequent to the purchase of the CMBS investments. Therefore, we do not believe any of the securities held are other-than-temporarily impaired at September 30, 2007. We expect to hold all the investments until their expected maturity.

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

We periodically evaluate each of our loans and other investments for possible impairment. Loans and other investments are considered to be impaired, for financial reporting purposes, when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the original agreements, or for loans purchased at a discount for credit quality, when we determine that it is probable that we will be unable to collect as anticipated. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. If it is determined that an investment is impaired, we record the investment at its fair value if such value is less than the carrying value. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change in the recorded amount in our investment. As of September 30, 2007, all loans are current with respect to scheduled payments of principle and interest.

Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of collateral is determined by an evaluation of operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan or other investment is less than the net carrying value of the loan or other investment, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan or other investment is maintained at a level we believe is adequate to absorb probable losses. Actual losses may differ from our estimates. As of September 30, 2007, no impairment has been identified and no valuation allowance has been established for loans and investments on hand at September 30, 2007.

Assets Held for Development

Assets held for development consists of the cost of acquisition and development of Rodgers Forge and Monterey properties. In addition to direct building, land and renovation costs, assets held for development also includes interest costs, real estate taxes and direct overhead related to the projects. Costs are capitalized as assets held for development beginning with the commencement of the project and ending with the completion of units within the project. Assets held for development is reduced by any rental or other incidental income recognized during the development period. Assets held for development is stated at the lower of cost or fair value.

Impairment of Long-Lived Assets

We evaluate potential impairments of long-lived assets, including assets held for development and real estate, in accordance with FASB Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144. SFAS 144 establishes procedures for the review of recoverability and measurement of impairment, if necessary, of long-lived assets held and used by an entity. SFAS 144 requires that assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We would be required to recognize an impairment loss if the carrying amount of long-lived assets is not recoverable based on their undiscounted cash flows. The measurement of impairment loss is then based on the difference between the carrying amount and the fair value of the asset. Fair value may be determined by (i) independent appraisal, (ii) internal company models, (iii) market bids or (iv) a combination of these methods. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to impairment losses that could be material to the results of operations.

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

New Accounting Pronouncements

In June 2007, the AICPA issued Statement of Position 07-1, (“SOP 07-1”), “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” SOP 07-1 expands the scope of the AICPA Audit and Accounting Guide, “Investment Companies” (the “Guide”) beyond entities regulated by the Investment Company Act of 1940, such that legal entities whose business purpose and activity are investing in multiple substantive investments for current income, capital appreciation, or both, with investment plans that include exit strategies may be required to apply the Guide which would have been effective for our fiscal year 2008. On October 17. 2007, the FASB voted to indefinitely defer the required adoption of this standard and to add to the FASB’s technical agenda consideration of amending certain provisions of SOP 07-01. We have not evaluated the effect, if any, that this pronouncement would have on our presentation if the standard is ultimately made effective.

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the nine months ended September 30, 2007 and 2006 would have increased our net interest expense by approximately $4.4 million and $2.0 million, respectively, and increased our investment income by approximately $5.0 million and $2.1 million, respectively. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the three months ended September 30, 2007 and 2006 would have increased our net interest expense by approximately $1.9 million and $1.0 million, respectively, and increased our investment income by approximately $1.8 million and $0.9 million, respectively.

Our operating results will depend in large part on differences between the income from our loans and our borrowing costs. We generally match the interest rates on our loans with like-kind debt, so that fixed rate loans are financed with fixed rate debt and floating rate loans are financed with floating rate debt, directly or through the use of interest rate swaps or other financial instruments. The objective of this strategy is to minimize the impact of interest rate changes on our net interest income. Currently all of our borrowings, with the exception of the two most junior classes of our CDO bonds (aggregating $44.25 million) and one of our consolidated joint venture mortgages payable of $27.0 million are variable-rate instruments, most of which are based on 30-day LIBOR.

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

As of September 30, 2007, we have 29 interest rate swap agreements and three basis swap agreements outstanding with an aggregate current notional value of $979.9 million and $234.2 million, respectively, to hedge our exposure on forecasted outstanding LIBOR-based debt. The market value of these interest rate swaps and basis swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there were a 100 basis point decrease in forward interest rates, the fair value of these interest rate swaps and basis swaps would have decreased by approximately $45.4 million at September 30, 2007. If there were a 100 basis point increase in forward interest rates, the fair value of these interest rate swaps and basis swaps would have increased by approximately $42.6 million at September 30, 2007.

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

We utilize interest rate swaps to limit interest rate risk. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes. The following table sets forth our derivative instruments as of September 30, 2007:

Type of Hedge	Notional Amount	Swap Rate	Trade Date	Maturity Date	Estimated Value at September 30, 2007
Pay-Fixed Swap	$9,100	5.1320%	2/15/2006	2/17/2012	$(116)
Pay-Fixed Swap	180,076	5.0550%	3/16/2006	10/25/2011	(1,994)
Pay-Fixed Swap	26,951	5.1930%	3/28/2006	4/13/2016	(420)
Pay-Fixed Swap	44,736	5.6630%	5/12/2006	2/25/2018	(1,922)
Pay-Fixed Swap	4,250	5.5240%	7/7/2006	7/11/2011	(136)
Pay-Fixed Swap	1,172	5.1910%	8/17/2006	9/1/2011	(24)
Pay-Fixed Swap	36,075	5.1710%	9/19/2006	9/25/2011	(616)
Pay-Fixed Swap	1,856	5.1150%	10/19/2006	11/1/2011	(34)
Pay-Fixed Swap	28,151	4.9470%	12/15/2006	10/25/2011	(257)
Pay-Fixed Swap	5,950	5.1930%	1/30/2007	2/1/2012	(127)
Pay-Fixed Swap	2,125	5.0360%	2/7/2007	2/7/2012	(32)
Pay-Fixed Swap	11,070	5.0000%	2/16/2007	3/1/2012	(150)
Pay-Fixed Swap	336,279	4.9090%	3/2/2007	4/7/2021	(349)
Pay-Fixed Swap	28,290	4.8420%	3/2/2007	10/7/2011	(201)
Pay-Fixed Swap	25,000	4.8420%	3/2/2007	10/7/2011	(183)
Pay-Fixed Swap	13,500	4.8420%	3/2/2007	4/9/2012	(83)
Pay-Fixed Swap	25,000	4.8420%	3/2/2007	1/9/2012	(166)
Pay-Fixed Swap	23,610	4.8420%	3/2/2007	4/9/2012	(145)
Pay-Fixed Swap	16,200	4.8420%	3/2/2007	7/7/2015	89
Pay-Fixed Swap	2,835	4.8420%	3/2/2007	10/7/2011	(20)
Pay-Fixed Swap	12,000	4.8420%	3/2/2007	1/9/2012	(83)
Pay-Fixed Swap	32,300	4.8420%	6/20/2007	6/18/2012	(999)
Pay-Fixed Swap	23,800	4.8420%	6/25/2007	6/18/2012	(709)
Pay-Fixed Swap	14,300	4.8420%	6/20/2007	5/25/2008	(134)
Pay-Fixed Swap	28,700	4.8420%	6/28/2007	10/7/2017	(1,254)
Pay-Fixed Swap	7,550	5.6000%	6/28/2007	10/1/2017	(334)
Pay-Fixed Swap	4,128	5.5360%	7/18/2007	8/10/2017	(161)
Pay-Fixed Swap	8,500	5.6540%	8/16/2007	6/7/2017	(407)
Pay-Fixed Swap	26,400	5.3900%	9/28/2007	10/7/2017	(683)
Basis Swap	97,603	5.3375%	3/2/2007	1/7/2010	22
Basis Swap	20,124	5.3325%	3/2/2007	9/15/2011	(2)
Basis Swap	116,450	5.3350%	3/2/2007	4/7/2010	7
LIBOR Cap	25,000	4.1575%	12/15/2005	12/15/2007	59

Total	$1,239,081				$(11,564)

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

Geographic Concentration Risk

As of September 30, 2007, approximately 30%, 10%, 47% and 7% of the outstanding balance of our loan investments had underlying properties in the East, the South, the West, and the Midwest, respectively, as defined by the National Council of Real Estate Investment Fiduciaries, or NCREIF, while the remaining 6.0% of the outstanding loan investments had underlying properties that are located throughout the United States.

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

Forward-Looking Information

This report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. In some cases, you can identify forward looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.

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

•

the cost of our capital, which depends in part on our asset quality, the nature of our relationships with our lenders and other capital providers, our business prospects and outlook and general market conditions;

•	increased rates of default and/or decreased recovery rates on our investments;

•

our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes and qualify for our exemption under the Investment Company Act of 1940, as amended, and the ability of certain of our subsidiaries to qualify as REITs and certain our subsidiaries to qualify as taxable REIT subsidiaries for U.S federal income tax purposes, and our ability and the ability of our subsidiary to operate effectively with the limitations imposed by these rules;

•	risk of structured finance investments;

•	increased prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;

•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs or the exemptions from registration as an investment company);

•	class action lawsuits;

•	availability of investment opportunities in real estate-related and other securities;

•	the degree and nature of our competition;

•	the adequacy of our cash reserves and working capital;

•	the timing of cash flows, if any, from our investments; and

•	other factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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

        On October 30, 2007, a class action lawsuit was commenced in the United States District Court for the District of Connecticut against CBRE Realty Finance, Inc. and our chief financial officer and former chief executive officer seeking remedies under the Securities Act of 1933, as amended. The complaint alleges that the registration statement and prospectus relating to our October 2006 initial public offering contained material misstatements and material omissions. Specifically, the plaintiff alleges that management had knowledge of certain loan impairments and did not properly disclose or record such impairments in the financial statements. The plaintiff seeks to represent a class of all persons who purchased or otherwise acquired our common stock between September 29, 2006 and August 6, 2007 and seeks damages in an unspecified amount. We believe that the allegations and claims against us and our chief financial officer and former chief executive officer are without merit and we intend to contest these claims vigorously. An adverse resolution of the action could have a material adverse effect on our financial condition and results of operations in the period in which the lawsuit is resolved. We are not presently able to estimate potential losses, if any, related to this lawsuit.

Item 1A:	Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 26, 2007 with the Securities and Exchange Commission, or the Commission, except as set forth below.

We face risks related to securities litigation that could have a material adverse effect on our business, financial condition and results of operations. We may face additional litigation in the future that could also harm our business.

On October 30, 2007, a class action complaint was filed in the United States District Court for the District of Connecticut relating to claims allegedly arising from material misstatements or material omissions in the registration statement and prospectus for our initial public offering which was consummated on October 3,

2006. Due to the volatility of the stock market and particularly the stock prices of mortgage REITs, it is possible that we may face additional class action lawsuits in the future. An adverse outcome in these litigation matters could subject us to significant monetary damages and legal fees, which could harm our business, financial condition and results of operations. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to this class action lawsuit, regardless of the merits of the claims and regardless of the outcomes, defending against such claims could be expensive and time consuming. There can be no assurance that damage awards, if any, and the costs of litigation will be covered by insurance. In addition, the class action lawsuit could divert management’s attention from our business.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

None.

Use of Proceeds from Sale of Registered Securities

None.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6:	Exhibits

3.1	Articles of Amendment and Restatement of CBRE Realty Finance, Inc., incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-132186), as amended.

3.2	Amended and Restated Bylaws of CBRE Realty Finance, Inc., incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-132186), as amended.

10.1	Amendment No. 1 to Master Repurchase Agreement, between CBRE Realty Finance TRS Warehouse Funding, LLC and Deutsche Bank AG, Cayman Islands Branch, dated as of August 6, 2007, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K file with the Commission on August 10, 2007.

10.2	Amendment No. 2 to Master Repurchase Agreement, between CBRE Realty Finance TRS Warehouse Funding, LLC and Deutsche Bank AG, Cayman Islands Branch, dated as of September 5, 2007, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K file with the Commission on September 10, 2007.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRE Realty Finance, Inc.

/s/ KENNETH J. WITKIN
Kenneth J. Witkin
President and Chief Executive Officer

Date: November 14, 2007

/s/ MICHAEL ANGERTHAL
Michael Angerthal
Chief Financial Officer

Date: November 14, 2007