Form 10-K
period 2007-12-31
CBRE Realty Finance Inc
filed 2008-03-17
CIK 1330969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 001-33050

CBRE REALTY FINANCE, INC.

(Exact name of registrant as specified in its charter)

Maryland	30-0314655
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer of Identification No.)

185 Asylum Street, 31st Floor, Hartford, CT 06103

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐  Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 12, 2008, there were 30,920,225 shares of the Registrant’s common stock outstanding. The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2007, was $348,688,221. The aggregate market value was calculated by using the price at which our common stock was last sold, which was $11.89 per share on June 29, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2008 Annual Stockholders’ Meeting which are expected to be filed within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

CBRE REALTY FINANCE, INC.

PART I

ITEM 1.	BUSINESS

General

CBRE Realty Finance, Inc. was organized in Maryland on May 10, 2005, as a commercial real estate specialty finance company focused on originating and acquiring whole loans, bridge loans, subordinate interests in whole loans, or B Notes, commercial mortgage-backed securities, or CMBS and mezzanine loans, primarily in the United States. As of December 31, 2007, we also own interests in eight joint venture assets, two of which are consolidated in the consolidated financial statements and two direct real estate projects as a result of the foreclosure by us of two mezzanine loans. We commenced operations on June 9, 2005. We are a holding company and conduct our business through wholly-owned or majority-owned subsidiaries.

Unless the context requires otherwise, all references to “we,” “our,” and “us” in this annual report mean CBRE Realty Finance, Inc., a Maryland corporation, our wholly-owned and majority-owned subsidiaries and our ownership in joint venture assets and real estate projects.

We are externally managed and advised by CBRE Realty Finance Management, LLC, our Manager, an indirect subsidiary of CB Richard Ellis Group, Inc., or CBRE, and a direct subsidiary of CBRE Melody & Company, or CBRE|Melody. As of December 31, 2007, CBRE|Melody also owned an approximately 4.5% interest in the outstanding shares of our common stock. In addition, certain of our executive officers and directors owned an approximately 6.2% interest in the outstanding shares of our common stock.

We have elected to qualify to be taxed as a real estate investment trust, or REIT, for U. S. federal income tax purposes commencing with our taxable year ended December 31, 2005. As a REIT, we generally will not be subject to U. S. federal income tax on that portion of income that is distributed to stockholders if at least 90% of our REIT taxable income is distributed to our stockholders. We conduct our operations so as to not be regulated as an investment company under the Investment Company Act of 1940, as amended, or the 1940 Act. We also conduct business through our wholly-owned taxable REIT subsidiary, or TRS, CBRE Realty Finance TRS, Inc.

Our objective is to grow our portfolio and provide attractive total returns to our investors over time through a combination of dividends and capital appreciation. Our business primarily focuses on originating, acquiring, investing in, financing and managing a diversified portfolio of commercial real estate related loans and securities. Our investment focus is on opportunities in North America.

Historically we have generally matched our assets and liabilities in terms of base interest rates (generally 30-day LIBOR) and expected duration. When markets permit, we generally issue collateralized debt obligations, or CDOs, which enable us to secure term financing and match fund our assets and liabilities to achieve our financing and return objectives.

During 2007, we experienced a number of changes due to company specific and industry wide developments and have taken actions to address such changes, which include: (i) in April 2007, we announced the resignation of our former CEO and President who was replaced in September 2007 by our current CEO and President, Kenneth J. Witkin, (ii) in May 2007, determined to focus on core operations and ceased making equity real estate investments through joint venture arrangements since we did not believe we were receiving appropriate value for such investments in the marketplace combined with the dilutive effect of such investments on our ability to pay dividends, and (iii) in July 2007, when concerns over the sub-prime residential markets began impacting liquidity and valuations in the commercial real estate market, we suspended new investment activity due to the uncertainty about our ability to secure short-term financing under repurchase agreements and long-term financing through the issuance of CDOs. As we await the credit and capital markets to improve and stabilize, our primary focus has been securing our liquidity by paying down outstanding repurchase agreements and managing our existing portfolio of assets to minimize credit risks.

The current credit and capital market environment is unstable and we continue to review and analyze the impact on potential avenues of liquidity. We are considering plans to restart our lending program and will resume origination activities when we are comfortable with the expected pricing of, and have reasonable access to, capital both in the debt and equity credit and capital markets that will enable us to achieve our growth objectives. We continue to explore equity and debt capital raising options as well as other strategic alternatives. As a result of the rapidly changing and evolving markets that continue to create challenges in our industry, we may experience: (i) lower loan originations and margins, (ii) reduced access to, and increased cost of, financing and (iii) as our portfolio is reduced by scheduled maturities and prepayments, reduced funds available for distribution as dividends.

As we continue to assess the impact of the credit and capital markets on our long-term business strategy, we have been primarily focused on actively managing our existing investment portfolio. As of December 31, 2007, the net carrying value of our investments was approximately $1.7 billion, including origination costs and fees and net of repayments and sales of partial interests in loans and CMBS, with a weighted average spread to 30-day LIBOR of 317 basis points for our floating rate investments and a weighted average yield of 7.10% for our fixed rate investments. Our portfolio is comprised solely of commercial real estate debt and equity investments with no sub-prime exposure. We have long-term financing in place through our first CDO issuance, which provides approximately $509.0 million of financing with an average cost of 30-day LIBOR plus 50.6 basis points and our second CDO issuance which provides $831.0 million of financing with an average cost of 90-day LIBOR plus 40.6 basis points. Our CDOs contain reinvestment periods of five years during which we can use the proceeds of loan repayments to fund new investments. As of December 31, 2007, we had approximately 3.2 years and 4.2 years remaining in our reinvestment period for our first and second CDO, respectively.

On December 31, 2007, we had approximately $163.0 million of cash and cash equivalents available, of which $26.0 million was unrestricted. We have long-term financing for 86% (95% at March 17, 2008) of our portfolio in place through our existing CDOs and mortgage loans. In order to effectively match-fund our investment portfolio, we have been aggressively reducing amounts outstanding under our repurchase facility with Wachovia Bank, N. A., or Wachovia. Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends, fund debt service and for other general corporate purposes. Our primary sources of funds for short-term liquidity, including working capital, distributions and additional investments consist of (i) cash flow from operations; (ii) proceeds from our existing CDOs; (iii) proceeds from principal payments on our investments; (iv) proceeds from potential loan and asset sales; and to a lesser extent (v) new financings or additional securitization or CDO offerings and (vi) proceeds from additional common or preferred equity offerings or offerings of trust preferred securities. We believe these sources of funds will be sufficient to meet our liquidity requirements.

Due to recent market turbulence, we do not anticipate having the ability in the near term to access equity capital through the public markets or debt capital through warehouse lines, new CDO issuances, or new trust preferred issuances. However, we continue to explore equity and debt capital raising options as well as other strategic alternatives. However, in the event we are not able to successfully secure financing, we will rely on cash flows from operations, principal payments on our investments, and proceeds from potential joint ventures and asset and loan sales to satisfy these requirements. If we (i) are unable to renew, replace or expand our sources of financing on substantially similar terms, (ii) are unable to execute asset and loan sales on time or to receive anticipated proceeds therefrom, (iii) fully utilize available cash or (iv) are unable to secure a joint venture on favorable terms or at all, it may have an adverse effect on our business, results of operations and our ability to make distributions to our stockholders.

Our current and future borrowings may require us, among other restrictive covenants, to keep uninvested cash on hand, to maintain a certain portion of our assets free from liens and to secure such borrowings with our assets. These conditions could limit our ability to do further borrowings. If we are unable to make required payments under such borrowings, breach any representation or warranty in the loan documents or violate any covenant contained in a loan document, our lenders may accelerate the maturity of our debt or require us to pledge more collateral. If we are unable to pay off our borrowings in such a situation, (i) we may need to prematurely sell the assets securing such debt, (ii) the lenders could accelerate the debt and foreclose on our assets that are pledged as collateral to such lenders, (iii) such lenders could force us into bankruptcy, or (iv) such lenders could force us to take other actions to protect the value of their collateral. Any such event would have a material adverse effect on our liquidity and the price of our common stock.

Our relationship with CBRE provides us with the ability to leverage national and local market expertise and relationships, access to servicing platform, and with underwriting and asset management benefits. Our Manager has significant investment experience and access to a variety of resources, including:

•	a market leading origination platform through CBRE|Melody, the mortgage origination and servicing subsidiary of CBRE and one of the largest real estate intermediaries in the U.S;

•	access to product and market information resulting from our Manager’s broad relationships with real estate owners and developers, financial institutions and tenants;

•

market knowledge and insights gained by the scope and expertise of CBRE’s mortgage origination, investment sales, leasing, property management and valuation, industry specialists and research divisions, as well as its mature infrastructure; and

•

a seasoned management team with significant experience in buying, manufacturing and financing commercial real estate investments, with an average of over 20 years of experience in all aspects of real estate lending, investment, management, finance, underwriting, origination, risk management, capital markets and structured finance.

Pursuant to the management agreement dated as of June 9, 2005 between us, our Manager, CBRE|Melody and CBRE, the initial term expires on December 31, 2008 and the agreement automatically renews for one year terms subject to our Manager’s right to elect to not renew upon six months notice (June 30, 2008) prior to the expiration of the initial term and each annual renewal period thereafter. See “Management Agreement” section herein for further details. Through the initial term of our management agreement, our Manager and all its 28 employees will be solely dedicated to the operations of our company. Through at least the initial term of our management agreements, we will serve as the exclusive investment vehicle, subject to certain exceptions, sponsored by CBRE that focuses primarily on the acquisition and financing of commercial real estate loans, structured finance debt investments and CMBS.

The following chart illustrates the structure and ownership of our company as of December 31, 2007 and the management relationship between our Manager and us.

(1)	Excludes shares of common stock beneficially owned by Mr. Ray Wirta, our chairman of our board of directors, and Mr. Michael Melody, one of our directors
(2)	The remainder is owned in the aggregate by our executive officers and certain other employees of CBRE|Melody

Our Business Strategy

The current credit market environment is unstable and we continue to review and analyze the impact on potential avenues of liquidity. We have not entered into a new investment since July 2007. We are considering plans to restart our lending program and will resume origination activities when we are comfortable with the expected pricing of, and have reasonable access to, capital both in the debt and equity markets that will enable us to achieve our growth objectives. We continue to explore equity and debt capital raising options as well as other strategic alternatives.

Our business strategy is to, over time, generate a diversified portfolio of commercial real estate investments and leverage these investments to produce attractive total returns to our stockholders. Historically, we have sourced our investments through two primary channels: the affiliated CBRE system and our internal origination system. In each financing transaction we undertake, we seek to control as much of the capital structure as possible. We generally seek to accomplish this through the direct origination of whole loans and other investments, the ownership of which permits a wide variety of syndication and securitization executions. By providing a single source of financing to a borrower, we streamline the lending process, provide greater certainty to the borrower and retain the portion of the capital structure that will generate the most attractive and appropriate total returns based on our risk assessment of the investment.

The ability to manage our credit and real estate risks is a critical component of our success. We actively manage our portfolio by using our management team’s expertise in understanding the risk characteristics of an investment and, wherever possible, proactively managing the credit risk of investments in our portfolio. We benefit from our access to information resulting from our affiliation with CBRE. We generate income principally from the spread between the yields on our assets and the cost of our borrowing and hedging activities. Future distributions and capital appreciation are not guaranteed, however, and we have only limited operating history and REIT experience upon which you can base an assessment of our ability to achieve our objectives.

Our Financing Strategy

General Policies. Our financing strategy historically focused on the use of match-funded financing structures. This means that we seek to match the maturities and/or repricing schedules of our financial obligations with those of our investments to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets and to reduce the impact of changing interest rates on earnings. As of December 31, 2007, approximately 86% (95% at March 17, 2008) of our portfolio was match-funded. Over the long-term, we intend to finance the acquisition of our investments primarily by borrowing against or leveraging our existing portfolio and using the proceeds to acquire additional investments. We may, if available, from time to time utilize proceeds from equity and/or debt offerings or other forms of debt financing. Our leverage policy permits us to leverage up to 80% of the total value of our assets. Our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has discretion to deviate from or change our indebtedness policy at anytime. As of December 31, 2007, 80.4% of our assets by carrying value were levered. We use leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

Warehouse Facilities. Over the long-term, we intend to use short-term financing, in the form of warehouse facilities. Warehouse lines are typically collateralized loans made to borrowers who invest in securities and loans that in turn pledge the resulting securities and loans to the warehouse lender. As of December 31, 2007, we did not have a facility in place that allowed for additional short-term borrowings.

Collateralized Debt Obligations. We intend to use long-term financing, in the form of securitization structures, particularly CDOs, as well as other match-funded financing structures. We believe CDO financing structures are an appropriate financing vehicle for our targeted real estate asset classes because they will enable us to obtain long-term match-funded cost of funds and minimize the risk that we have to refinance our liabilities prior to the maturities of our investments while giving us the flexibility to manage credit risk and, subject to certain limitations, to take advantage of profit opportunities. As of December 31, 2007, we had issued two CDO transactions totaling approximately $1.3 billion, which provide attractive long-term financing. As noted previously, there has been reduced liquidity in the CDO market and little appetite for new issuances. While we believe the CDO market has solid long-term fundamentals, we are unable to predict when the market will return and to what degree underwriting standards will change.

Term Debt. We intend to explore term financing from bank lenders that is secured by commercial real estate loans, securities or properties. We anticipate using secured leverage to enhance returns on investments. However, there is no assurance that such financing will be available.

Preferred Equity. We may explore financing from preferred equity. We anticipate using any preferred equity proceeds to preserve our liquidity and enhance returns on investments. However, there is no assurance that such financing will be available.

Our Investment Portfolio

Our investments target the following asset classes:

•	Whole loans;

•	Subordinated interests in first mortgage real estate loans, or B Notes;

•	Mezzanine loans related to commercial real estate that is senior to the borrower’s equity position but subordinated to other third-party financing; and

•	Commercial mortgage-backed securities, or CMBS.

As of December 31, 2007, our investment portfolio (excluding our two direct real estate assets) of approximately $1.7 billion in assets, including origination costs and fees, and net of repayments and sales of partial interests in loans consisted of the following:

Security Description	Carrying Value	Number of Investments	Percent of Total Investments	Weighted Average
				Coupon	Yield to Maturity	LTV
	(In thousands)
Whole loans(1)	$881,089	41	52.3%	6.78%	6.58%	69%

B Notes	218,317	11	13.0%	7.96%	8.29%	67%

Mezzanine loans	282,297	14	16.8%	9.70%	9.41%	73%

CMBS	236,134	67	14.0%	5.99%	7.17%	—

Joint venture investments(2)	66,023	8	3.9%	—	—	—

Total investments	$1,683,860	141	100.0%

Loan loss reserve	(19,650)

Total investments, net	$1,664,210

(1)	Includes originated whole loans, acquired whole loans and bridge loans.
(2)

Includes our equity investment in two limited liability companies which are deemed to be variable interest entities, or VIEs, which we consolidate in our audited financial statements because we are deemed to be the primary beneficiary of these VIEs under Financial Accounting Standards Board Interpretation No. 46R, or FIN 46R.

Our investment guidelines require us to maintain a geographically diverse portfolio of assets. Our investment focus is on opportunities in North America. Our board of directors may change these guidelines or investment focus at any time without the approval of our stockholders. As of December 31, 2007, our investment portfolio (excluding our two direct real estate assets) consisted of assets primarily located in four regions of the U.S., as defined by the National Council of Real Estate Investment Fiduciaries, or NCREIF, with approximately 30.0% of our investments located in the East, approximately 9.0% in the South, approximately 47.0% in the West and approximately 8.0% in the Midwest. The remaining 6.0% of our investments were located throughout the U.S.

The following is a more detailed description of each of our target asset classes:

Whole Loans. Commercial mortgage loans, or whole loans, are structured to either permit us to retain the entire loan, or to sell or securitize the lower yielding senior portions of the loans and retain the higher yielding subordinate investment or to contribute the entire loan to our CDOs. Typically, borrowers of these loans are institutions and well-capitalized real estate operating companies and investors. These loans are secured by commercial real estate assets in a variety of industries with a variety of characteristics. We expect to originate both fixed and floating rate loans and we expect to hold these investments to maturity. Our primary focus initially is commercial properties in the office, retail, hotel, industrial and apartment sectors.

Historically, we have also acquired seasoned loans in the secondary market secured by single assets and portfolios of performing and sub-performing loans originated by third-party lenders such as banks, life insurance companies and other owners. These loans are secured by commercial properties throughout the U.S.

If we anticipate selling the senior portion of our commercial mortgage loans, we will fund the purchase of the loan either through or jointly with our TRS. In instances where we originate or purchase the commercial mortgage loans jointly with our TRS, we will retain the subordinate portion for our own account and our TRS will sell the senior portion. If we purchase the commercial mortgage loans through our TRS, the TRS will sell the subordinate piece of the loan to us at fair market value determined based on arms length dealing, and the TRS will sell the senior piece to third parties. Our TRS will be subject to corporate income tax on any taxable gain recognized by it on the sale of loans to us or to third parties and on its other taxable income. If we anticipate holding a commercial mortgage loan for our own account, we will generally fund the purchase of the loan without funding by our TRS. We and our TRS intend to use warehouse facilities, if available, to provide short-term funding for our third-party loan purchases.

Subject to maintaining our qualification as a REIT, we historically have also offered bridge loans to borrowers who are seeking short-term capital (that is, less than five years) to be used in the acquisition, construction or redevelopment of a property. Typically, the borrower has identified a property in a favorable market that it believes to be poorly managed or undervalued. Bridge financing enables the borrower to secure short-term financing while improving the property and avoid burdening it with restrictive long-term debt. The bridge loans we originate will be predominantly secured by first mortgage liens on the property and we expect to hold these investments to maturity. We believe our bridge loans will lead to additional financing opportunities in the future, as bridge facilities are often a first-step toward permanent financing or a sale.

As of December 31, 2007, we had invested $881.1 million on a carrying value basis, or 52.3% of our total investments in whole loans. None of the whole loans we made investments in were in default at the time of purchase or were in default as of December 31, 2007. However, we may in the future invest in whole loans or seasoned loans that may be in default. As of December 31, 2007, one whole loan investment with a carrying value of $11.9 million was on our watch list and this whole loan went into default in January 2008, which is described further in Item 7 “Management’s Discussion and Analysis of Financial Condition – Risk Management” of this report.

Subordinate Interests in Whole Loans (B Notes). Historically, we have purchased from third parties and have retained, and in the future may retain, from whole loans we originated and securitized or sold, subordinate interests referred to as B Notes. B Notes are loans secured by a first mortgage and subordinated to a senior interest, referred to as an A Note. The subordination of a B Note is generally evidenced by a co-lender or participation agreement between the holders of the related A Note and the B Note. In some instances, the B Note lender may require a security interest in the stock or partnership interests of the borrower as part of the transaction. B Note lenders have the same obligations, collateral and borrower as the A Note lender, but typically are subordinated in recovery upon a default. B Notes share certain credit characteristics with second mortgages, in that both are subject to the greater credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or A Note. If we originate first mortgage loans, we may divide them, securitizing or selling the A Note and keeping the B Note for investment. In instances where we divide a first mortgage loan, we will fund the origination of the loan either through or jointly with our TRS. If we originate the first mortgage loan jointly with our TRS, we will retain the B Note for investment and our TRS will sell the A Note. If we originate the first mortgage loans through our TRS, the TRS will sell the B Note to us for investment at fair market value determined based on arms length dealing, and the TRS will sell the A Note to a third party. We may also pay our TRS a fee for the origination services provided by it for the B Notes we acquire for our loan portfolio. Any fee we pay to our TRS for loan origination will be market-based and consistent with fees that would be earned with the origination of mortgage loans on behalf of third parties. Our TRS will be subject to corporate income tax on any taxable gain recognized by it on the sale of B Notes or A Notes to us or to third parties and on its other taxable income.

When we acquire and/or originate B Notes, we may earn income on the investment, in addition to the interest payable on the B Note, in the form of fees charged to the borrower under that note or by receiving principal payments in excess of the discounted price (below par value) we paid to acquire the note. When we originate a B Note out of a whole loan and then sell the A Note through our TRS, we will have to allocate the basis in the whole loan to the two (or more) components to reflect the fair market value of the new instruments.

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

As of December 31, 2007, we had invested $218.3 million on a carrying value basis, or 13.0% of our total investments in B Notes. As of December 31, 2007, one B-Note with a carrying value of $42.8 million was in default, which is described further in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” of this report.

Mezzanine Financing. Historically, we have invested in mezzanine loans that are senior to the borrower’s common and preferred equity in, and subordinate to a first mortgage loan on, a property. These loans are secured by pledges of ownership interests, in whole or in part, in entities that directly or indirectly own the real property.

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

We historically have structured our mezzanine loans so that we receive a stated fixed or variable interest rate on the loan. In addition, at times we may also receive a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property. Our mezzanine loans also generally have prepayment lockouts, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns in the event of premature repayment. Mezzanine loans have maturities that match the maturity of the related mortgage loan but may have shorter or longer terms. We expect to hold these investments to maturity. We expect to hold certain of our mezzanine investments in our TRS.

As of December 31, 2007, we had invested $282.3 million on a carrying value basis, or 16.8% of our total investments in mezzanine financing. As of December 31, 2007, one mezzanine investment with a carrying value of $40.0 million was on our watch list and this mezzanine investment went into default in February 2008, which is described further in Item 7 “Management’s Discussion and Analysis of Financial Condition— Risk Management” of this report.

Commercial Mortgage-Backed Securities. Historically, we have acquired CMBS that are created when commercial loans are pooled and securitized. These securities may or may not be rated investment grade by rating agencies. We may originate CMBS from pools of commercial loans we assemble, in which event we expect to retain the more junior assets. We expect a majority of our CMBS investments to be rated by at least one nationally-recognized rating agency, and to consist of securities that are part of a capital structure or securitization where the rights of such class to receive principal and interest are subordinated to senior classes but senior to the rights of lower rated classes of securities. We intend to invest in CMBS that will yield high current interest income and where we consider the return of principal to be likely.

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

The yields on CMBS depend on the timely payment of interest and principal due on the underlying mortgage loans and defaults by the borrowers on such loans may ultimately result in deficiencies and defaults on the CMBS. In the event of a default, the trustee for the benefit of the holders of CMBS has recourse only to the underlying pool of mortgage loans and, if a loan is in default, to the mortgaged property securing such mortgage loan. After the trustee has exercised all of the rights of a lender under a defaulted mortgage loan and the related mortgaged property has been liquidated, no further remedy will be available. However, holders of relatively senior classes of CMBS will be protected to a certain degree by the structural features of the securitization transaction within which such CMBS were issued, such as the subordination of the relatively more junior classes of the CMBS. Historically, we have invested in investment grade and subordinate classes of CMBS, including BBB-rated, BB-rated, B-rated and non-rated classes. We expect to hold CMBS securities to maturity.

As of December 31, 2007, we had invested $236.1 million on a carrying value basis, or 14.0% of our total investments in CMBS. For the year ended December 31, 2007, 1% of our CMBS, based on carrying value, has been downgraded and 6% has been upgraded by nationally recognized statistical rating agencies, such as Standard and Poor’s Rating Service, Fitch Ratings and Moody’s Investors Services, Inc. In the second half of 2007 and beginning of 2008, the CMBS market has experienced significant declines in value and significantly lower trading volumes.

Joint Venture Investments. In 2007, we elected to discontinue seeking new joint venture investments in favor of focusing on our core whole loan, B-notes, Mezzanine and CMBS investments. We continue to actively manage our existing joint venture portfolio.

Certain of our joint venture investment holdings involve the development, redevelopment or re-tenanting of all or a portion of the real estate assets owned by the joint venture. These investments will initially provide a low current dividend or yield, or no current dividend or yield, on our invested equity compared to the dividend or yield that is projected upon stabilization of the underlying real estate assets. Therefore, these assets are likely to have a dilutive effect on our cash flows and results of operations in the short to intermediate term and therefore could affect our ability to make current distributions to our stockholders. If these investments perform according to our expectations, they would be accretive to our cash flow and results of operations once the underlying assets of the joint venture investment are stabilized or are sold or refinanced. However, there can be no assurance as to the successful performance of these joint venture investments.

As of December 31, 2007, we had invested approximately $77.2 million in joint venture investments which, after recognition of depreciation and operating losses, have a carrying value of $66.0 million, or 3.9% of our total investments. Included in this total is our equity investment in two limited liability companies that are deemed to be VIEs that we consolidate in our audited financial statements because we are deemed to be the primary beneficiary of these VIEs under FIN 46R.

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

As of December 31, 2007, we had one investment in other real estate-related investments. The investment was in a CDO bond with a carrying value of $3.3 million, which we included in our CMBS carrying amount of $236.1 million. As of December 31, 2007, we had direct real estate ownership interests in our Rodgers Forge and Monterey properties.

Sourcing Potential Investment Opportunities

We recognize that investing in our targeted asset classes is highly competitive, and that we compete with many mortgage REITs, other specialty finance companies, private equity and other discretionary funds and other lenders for profitable investment opportunities. Given this competitive environment, it is important for us to have access to the broadest supply of new investment and finance opportunities, which we refer to as our gross origination flow, so that we can be highly selective in those opportunities that we decide to pursue. Historically, we have sourced our investment opportunities through two primary channels: the affiliated CBRE system and our internal origination system. As we continue to monitor the credit and capital markets and look for opportunities to start making new investments, we will continue to leverage these channels where possible and seek additional sourcing opportunities.

Affiliated CBRE System. We believe that CBRE|Melody has one of the strongest and most active origination systems in the U.S. We believe our affiliation with CBRE and CBRE|Melody is an advantage for us in sourcing, analyzing and managing investments across all of our product types. All of our Manager’s investment professionals have direct and substantial interaction with sales, leasing and financing brokers within CBRE and CBRE|Melody. As a result, we are introduced to numerous investment opportunities.

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

Our Investment Process

In evaluating potential investments, our Manager employs an active five-step investment process consisting of:

Information Research. Our Manager continuously monitors the property, credit and capital markets to adjust its investment strategy seeking to optimize the performance of our portfolio. We believe we have strong research capabilities due to the resources and activities of CBRE. We have access to all property market and economic data research produced by CBRE and provided to its clients. In addition, we have direct access to CBRE’s leasing, sales, property management, appraisal and industry specialists, which provides us with additional market and property specific information. We have developed a proprietary database to capture this information and provide our management team with a very effective tool for refining our investment strategies and goals. We utilize the information provided by CBRE and its affiliates as well as a variety of independent sources to refine our strategy. Some of the key elements we generally focus on are:

•	fundamental supply and demand characteristics of markets;

•	performance characteristics of all property types;

•	overall capital flows;

•	macro-economic trends and local market;

•	demographic trends;

•	quotes on various structures and products;

•	market makers and leaders;

•	default rates;

•	cap rates; and

•	sales information.

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

Screening and Pursuit of Potential Transactions. When we have identified a potential transaction, we analyze it to determine if the particular investment meets our stated objectives. We review the potential investment to determine its risk/return profile and how it would fit within our overall portfolio. Our goal is to quickly determine if we should pursue a potential investment. To make the determination at this stage requires a comprehensive review of the materials provided by the borrower concerning itself and its assets, quick analysis of the market in which the investment is located and our own modeling of the property’s projected financial performance.

When we identify an investment opportunity that warrants continued review and resources, the investment is placed on our “Pipeline Report.” Once placed on the report, we will prepare a written summary of the transaction for the investment committee. The purpose of the brief is to introduce the opportunity to the investment committee and seek its initial guidance. The brief will include review of the following elements:

•	the borrower’s reputation, credit and payment performance;

•	an initial review of the asset, including market analysis, property valuation, risk assessment and physical examination;

•	consideration of environmental, structural and zoning factors;

•	the proposed transaction structure;

•	initial financial modeling; and

•	initial REIT and 1940 Act compliance.

We believe that this approach allows us to be responsive to prospective borrowers, clients and partners while enabling us to stay focused on which potential investments will best help us accomplish our goals. Once the investment committee agrees to place the prospective investment on its “Pipeline Report,” we will then begin a more detailed and thorough underwriting and due diligence.

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

Upon completion of due diligence, we consider the impact of any material findings on the transaction’s risk profile. Once final due diligence is substantially complete, the investment professionals prepare and submit a final investment committee brief to the investment committee, which consists of Messrs. Ray Wirta, our chairman, Michael Melody, a director, David Marks, a director, Kenneth J. Witkin, our chief executive officer, president and a director, and four other representatives of our Manager.

Investment Committee Approval. The investment committee will review the final investment committee brief prepared by our Manager and decide to approve or decline the investment. Should the investment be approved, we will move to close the investment or financing with the assistance of legal, accounting, tax and other specialists appropriate for that particular investment.

All transactions are reported to our board of directors. Our investment committee consults regularly with our board of directors, the executive committee of our board of directors, and various CBRE and CBRE|Melody

professionals to understand and take advantage of the latest available market information and trends. The majority vote (which must include the affirmative vote of our chief executive officer) of all members of our investment committee is required to approve all investments and dispositions, including investments and dispositions of up to $25 million (except for (i) investments and dispositions having credit ratings of “A” or better by a major rating agency, such threshold will be up to $50 million and (ii) with respect to aggregate CMBS investments of up to $15 million having credit ratings of “B” or better and consistent with our operating guidelines, only two members of the investment committee must approve the investment; however, the majority vote of all members of our investment committee will be required to approve aggregate CMBS investments over $15 million). Separate approvals by our executive committee and our board of directors are not required under the following circumstances. Our executive committee, which consists of Messrs. Ray Wirta, our chairman, Michael Melody, a director, David Marks, a director, and Kenneth J. Witkin, our chief executive officer, president and a director, has the authority delegated by our board of directors to authorize transactions consistent with our investment guidelines and must approve, by a majority vote (which must include the affirmative vote of the independent director), investments and dispositions aggregating greater than $25 million and up to $50 million (except for investments and dispositions having credit ratings of “A” or better by a major rating agency, such threshold will be greater than $50 million and up to $75 million). A majority of the members of our board of directors must approve all investments and dispositions greater than such amounts identified above.

Closing. The closing process is extensive due to the documentation associated with all of our investment products. Non-CMBS closings are completed, to the extent possible, on our own standard documentation. Those documents are negotiated by our Manager with the support of one of our executive vice presidents and outside counsel.

Asset Management and Servicing

With respect to managing the investments made by us, our Manager (with the assistance of GEMSA Loan Services, L.P., or GEMSA, a joint venture between CBRE|Melody and GE Capital Real Estate) or a third party (as servicer where appropriate) seeks to address the following issues:

•

Investment Monitoring. Our Manager actively monitors and manages our investments. Our Manager’s asset managers have been trained to identify asset level risks early and to take measures to mitigate those concerns. Our management team reviews our portfolio quarterly on a formal basis and more frequently, on an informal basis, to consider any “early watch list,” “watch list,” or “non-performing” assets and determine any appropriate actions and reserve strategies. Assets are managed aggressively through maturity.

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

•

Recovery Strategies. To the extent a default is realized with respect to an investment, our Manager is responsible for recommending and implementing the appropriate recovery strategy in order to produce the highest present value recovery. Our management team’s real estate operating and distressed debt workout management experience put us in a strong position to manage problems that may arise. We may also utilize a special servicer, which in some instances, where appropriate, may be an affiliate of us, CBRE or CBRE|Melody (including GEMSA), to manage, modify and resolve loans and other investments that fail to perform under the terms of the loan agreement, note, indenture, or other governing documents. Special servicers are most frequently employed in connection with whole loans, B Notes and first-loss classes of CMBS. For the years ended December 31, 2007 and 2006, we paid or had payable an aggregate of approximately $251,000 and $82,000, respectively, in fees to GEMSA in its capacity as a special servicer to our company.

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

In addition:

•	we will monitor all multiple asset types, sector markets, and tranches to identify attractive total return investments;

•	our asset allocation will be determined by market conditions and driven by exploitable market inefficiencies on either the asset or structuring side or both; and

•	we will emphasize the following investment themes:

•	high quality investments carefully screened and selected from our origination channels;

•	disciplined asset selection and bottom-up underwriting;

•	use of asset and liability structuring to lock-in attractive total returns and to minimize risk; and

•	hands on asset management and exit strategy/realization monitoring.

Credit Risk Management. We are exposed to various levels of credit and special hazard risk depending on the nature of our underlying assets and the nature and level of credit enhancements supporting our assets. Historically, we have originated or purchased mortgage loans that meet minimum debt service coverage standards established by us. Our Manager reviews and monitors credit risk and other risks of loss associated with each investment. In addition, our Manager seeks to diversify our portfolio of assets to avoid undue geographic, issuer, industry and certain other types of concentrations. Our board of directors monitors the overall portfolio risk and reviews levels of provision for loss.

Interest Rate Risk Management. To the extent consistent with maintaining our qualification as a REIT, we follow an interest rate risk management policy intended to mitigate the negative effects of major interest rate changes. We minimize our interest rate risk from borrowings by attempting, if possible, to structure the key terms of our borrowings to generally correspond to the interest rate term of our assets.

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

Equity Capital Policies. Subject to applicable law, our board of directors has the authority, without further stockholder approval, to issue additional authorized common stock and preferred stock or otherwise raise capital, including through the issuance of trust preferred securities or senior securities, in any manner and on the terms and for the consideration it deems appropriate, including in exchange for property. We may also raise funds through the retention of cash flow (subject to provisions in the Internal Revenue Code concerning distribution requirements and the taxability of undistributed REIT taxable income). In the event that our board of directors determines to raise additional equity capital, it has the authority, without stockholder approval (unless required under rules of the New York Stock Exchange, or the NYSE), to issue additional common stock, preferred stock, trust preferred securities or other senior securities in any manner and on such terms and for such consideration as it deems appropriate, at any time. Our existing stockholders and potential investors will have no preemptive right to additional shares issued in any offering, and any offering might cause a dilution of investment. We may in the future issue common stock in connection with acquisitions.

We may, under certain circumstances, repurchase our common stock in the open market or through private transactions with our stockholders, if those purchases are approved by our board of directors. Our board of directors has no present intention of causing us to repurchase any shares, and any action would only be taken in conformity with applicable federal and state laws and the applicable requirements for qualifying as a REIT, for so long as the board of directors concludes that we should remain a REIT. We also have the authority to offer equity or debt securities in exchange for property.

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

Future Revisions in Policies and Strategies. Our board of directors has approved the investment policies, the operating policies and other strategies set forth in this prospectus. Our board of directors has the power to modify or waive these policies and strategies, or amend the management agreement with our Manager, without the consent of our stockholders to the extent that the board of directors (including a majority of our independent directors) determines that such modification or waiver is in our best interest and the best interest of our stockholders. Among other factors, developments in the market that either affect the policies and strategies mentioned herein or which change our assessment of the market may cause our board of directors to revise its policies and strategies. However, if such modification or waiver involves the relationship of, or any transaction between, us and our Manager or any affiliate of our Manager, the approval of a majority of our independent directors is also required.

Competition

Over the long-term, growth in our net income depends, in large part, on our Manager’s ability to originate and acquire structured investments with spreads over our borrowing costs. In originating and acquiring these investments, our Manager competes with other commercial mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage brokers, insurance companies, mutual funds, institutional investors, private investment funds, investment banking firms, other lenders, governmental bodies and other entities. In addition, there are numerous commercial REITs with asset acquisition objectives similar to ours, and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of commercial real estate finance products suitable for purchase by us. Some of our anticipated competitors are significantly larger than us, have access to greater capital and other resources and may have other advantages over us.

Conflicts of Interests

We are entirely dependent upon our Manager for our day-to-day management and do not have any employees or independent officers. Ray Wirta, our chairman, is the vice chairman of CBRE and Michael Melody, one of our directors, is the vice chairman of CBRE|Melody. Our chairman, chief executive officer, chief financial officer and executive vice presidents also serve as officers of our Manager. As a result, we, our Manager, our executive officers and directors and CBRE may face conflicts of interests because of our relationships with each other. These conflicts include the following:

•

The management agreement between us and our Manager was negotiated between related parties, and the terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. The interests of these officers and directors in the affairs of CBRE and CBRE|Melody, respectively, may conflict from time to time with our interests.

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

Conflicts of Interests Resolution Policies

We have implemented several policies, through board action and through the terms of our constituent documents and of our agreements with CBRE, to help address potential conflicts of interest:

•

Our board of directors has adopted a policy that a majority of our board of directors will be independent directors, and that a majority of our independent directors must make any determinations on our behalf with respect to the relationships or transactions that present a conflict of interest for our directors or officers;

•

Our board of directors has adopted a policy that decisions concerning our management agreement with our Manager, including termination, renewal and enforcement thereof, or concerning any acquisition of assets from CBRE or its affiliates or other participation in any transactions with CBRE or its affiliates outside of the management agreement must be reviewed and approved by a majority of our independent directors;

•

Our management agreement provides that our determinations to terminate the management agreement for cause or because the management fees are unfair to us or because of a change in control of our Manager will be made by a majority vote of our independent directors.

•	Our independent directors will periodically review the general investment standards established for our Manager under the management agreement; and

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

The initial term of the management agreement expires on December 31, 2008 and will be automatically renewed for a one-year term each anniversary date thereafter, subject to certain termination provisions. After the initial term, our independent directors will review our Manager’s performance annually and our management agreement may be terminated annually based upon (i) unsatisfactory performance that is materially detrimental to us (as determined by (1) affirmative vote of at least two-thirds of our independent directors, or (2) a vote of the holders of at least a majority of the outstanding shares of our common stock), or (ii) a determination by our independent directors that the compensation payable to our Manager is not fair, subject to our Manager’s right to prevent such a compensation termination by accepting a mutually acceptable adjustment of management fees. A termination fee will be paid to our Manager upon such termination. We may also terminate our management agreement with 60 days’ prior written notice from our board of directors, without payment of a termination fee, for cause, as defined in our management agreement.

The management agreement can also be terminated by our Manager who may elect to no longer act in that capacity. Our Manager must provide 180 days notice upon making such a decision. No termination fee is payable in such circumstance.

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

•     the weighted average of the price per share of our common stock in our June 2005 private offering, our October 2006 initial public offering, or IPO, and the prices per share of our common stock in any subsequent offering by us, in each case at the time of issuance thereof, multiplied by the greater of

•     2.25% or

•     0.75% plus one-fourth of the Ten Year Treasury Rate (as defined in the management agreement) for such quarter;

• multiplied by the weighted average number of shares of our common stock outstanding during such quarter.

Termination Fee	Payable upon termination without cause or non-renewal of the management agreement by us in an amount equal to three times the sum of the annual base management fee and the annual incentive compensation earned by our Manager during the previous 12-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

Expenses	Payable monthly in arrears to our Manager for all documented expenses incurred by our Manager on our behalf. The expenses include all operating and administrative expenses incurred by the employees of our Manager.

For the twelve months ended December 31, 2007 and the 2006, our Manager had earned base management fees of approximately $7.7 million and $6.5 million, respectively. We did not accrue or pay any incentive fees through December 31, 2007.

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

Because we are a holding company that will conduct our businesses through wholly-owned or majority-owned subsidiaries, the securities we own that have been issued by our subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through our subsidiaries.

CBRE Realty Finance Holdings, LLC, our subsidiary that holds, through wholly-owned subsidiaries, substantially all of our real estate-related securities, intends to be exempt from 1940 Act regulation under either Section 3(c)(5)(C) and/or Section 3(c)(6) of the 1940 Act. With respect to this subsidiary, at least 55% of its portfolio (directly or indirectly through its wholly-owned subsidiaries) must consist of qualifying real estate assets (which, in general, must consist of whole mortgage loans and other liens on and interests in real estate, B Notes and CMBS with unilateral foreclosure rights on the underlying mortgages and certain whole pool CMBS) and another 25% of its portfolio must consist of qualifying real estate assets or other real estate-related assets.

Based on no-action letters issued by the Staff of the Securities and Exchange Commission, or the SEC Staff, we classify our investments in whole loans as qualifying real estate assets, as long as the loans are “fully secured” by an interest in real estate. That is, if the loan-to-value ratio of the loan is equal to or less than 100%, then we consider the loan a qualifying real estate asset. We do not consider loans with loan-to-value ratios in excess of 100% to be qualifying real estate assets that come within the 55% basket, but only real estate-related assets that come within the 25% basket. With respect to our investments in B Notes, we take the position that B Notes are qualifying real estate assets that come within the 55% basket, or Qualifying B Notes, where we have the unilateral right to (i) instruct the servicer to foreclose on a defaulted mortgage loan, (ii) replace the servicer in the event the servicer, in its discretion, elects not to foreclose on such a loan, and (iii) purchase the A Note in the event of a default on the mortgage loan and foreclose on the loan. We note that the SEC Staff has not provided any guidance on the treatment of B Notes for Section 3(c)(5)(C) purposes and any such guidance may require us to adjust our B Note investment strategy. We will treat certain mezzanine loans (Tier 1 mezzanine loans) as qualifying real estate assets where, if, among other conditions, we (i) exercise ongoing control over management of the underlying property, (ii) have the right to readily cure a default or purchase the mortgage loan in the event of a default on the mortgage loan, and (iii) have the right to foreclose on the collateral and through our ownership in the property-owning entity become the owner of the underlying property. We will treat our other mezzanine loans and our current CMBS investments as real estate-related assets that come within the 25% basket. Our joint venture investments may constitute qualifying real estate assets if we have the right to approve certain major decisions affecting the joint venture. Additionally, our direct real estate assets will be qualifying real estate assets.

The treatment of other investments as qualifying real estate assets and real estate-related assets is based on the characteristics of the underlying collateral and the particular type of loan including whether we have foreclosure rights with respect to those securities or loans that have underlying real estate collateral. Because CBRE Realty Finance Holdings, LLC intends to rely on Section 3(c)(5)(C) and/or Section 3(c)(6) for its 1940 Act exemption, our investment therein will not constitute an “investment security” for purposes of the 40% Test. We believe that CBRE Realty Finance TRS, Inc., our TRS, is exempted from 1940 Act regulation under Section 3(c)(7) of the 1940 Act. Therefore, our investment in our TRS will constitute an “investment security” for purposes of the 40% Test. Our CDO subsidiaries are each a QRS, that is expected to be exempted under the 1940 Act under Section 3(c)(5)(C). Additionally, we expect to form separate subsidiaries for each additional CDO or other securitizations we sponsor. We expect that each such subsidiary will rely on the exception provided by Section 3(c)(5)(C) or 3(c)(7) under the 1940 Act.

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

Our Formation and Structure

We were organized as a Maryland corporation in May 2005 and completed a private offering of our common stock in June 2005 in which we raised net proceeds of approximately $282.5 million. CBRE, through one of its affiliates, purchased from us 1,100,000 shares of our common stock in the private offering, representing 5.1% of our common stock on a fully-diluted basis as of December 31, 2005. Certain of our executive officers and directors and certain executive officers and directors of CBRE and CBRE|Melody purchased 964,101 shares of our common stock in that offering, representing 4.5% of our common stock on a fully-diluted basis as of December 31, 2005. Additionally, certain other employees of CBRE and CBRE|Melody purchased 732,114 shares of our common stock in that offering, representing 3.4% of our common stock on a fully-diluted basis as of December 31, 2005. Upon completion of our June 2005 private offering, we granted to our Manager, its employees and certain of its related persons 565,087 shares of restricted stock and options to purchase 813,600 shares of our common stock with an exercise price of $15.00 per share, representing 6.5% of our common stock on a fully-diluted basis as of December 31, 2005. Additionally, 34,913 shares of restricted stock and options to purchase 186,400 shares of our common stock were made available for issuance to our Manager or to employees or other related parties of our Manager as directed by our Manager. Upon completion of our June 2005 private offering, we granted to our directors 2,668 shares of restricted stock in the aggregate.

Our investment activities are managed by our Manager and, through it, by CBRE and CBRE|Melody. The Manager is also supervised by our investment committee and board of directors. Ray Wirta, vice chairman and director of CBRE and chairman of our Manager, is our chairman. Michael Melody, the executive managing director of our Manager and vice chairman of CBRE|Melody, is one of our directors.

CB Richard Ellis

CBRE (NYSE: CBG), an S&P 500 company, is the world’s largest commercial real estate services firm, based on 2007 revenue, offering a full range of services to owners, lenders, occupiers and investors in office, retail, industrial, multi-family and other types of commercial real estate. As of December 31, 2007, excluding affiliate and partner offices, CBRE operated in over 300 offices worldwide with over 29,000 employees. CBRE’s business is focused on several service competencies, including tenant representation, property/agency leasing, property sales, development services, commercial mortgage origination and servicing, capital markets (equity and debt) solutions, commercial property and corporate facilities management, valuation, proprietary research and real estate investment management. CBRE has a well-balanced, highly diversified client base that includes over 85 of the Fortune 100 companies as of December 31, 2007.

CBRE Melody & Company

CBRE|Melody, a wholly-owned subsidiary of CBRE, is one of the largest originators of commercial real estate loans in the U.S. based on origination volume. CBRE|Melody originates and services commercial mortgage loans primarily through relationships established with investment banks, commercial banks, specialty lenders, insurance companies, pension funds and governmental sponsored entities. As of December 31, 2007, including affiliate and partner offices, CBRE|Melody operated in 39 offices nationwide with approximately 328 employees, including 110 originators. As of December 31, 2007, CBRE’s mortgage loan origination and servicing operations were conducted exclusively through CBRE|Melody, and its servicing operations are conducted by GEMSA.

Staffing

We are managed by our Manager pursuant to the management agreement between our Manager and us. All of our executive officers are employees of our Manager or one or more of its affiliates. All of the employees of our Manager are fully dedicated to the operations of our Manager. Through at least the initial term of the management agreement, our Manager is solely dedicated to the operations of our company. In addition, we have reasonable access to the investment professionals of each of CBRE and CBRE|Melody. Our Manager had 28 employees as of December 31, 2007.

Available Information

Our internet address is www.cbrerealtyfinance.com. We make available, free of charge, on or through the “SEC Filings” section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Also posted on our website, and available in print upon request to our Investor Relations Department, are the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, and our Code of Business Conduct and Ethics, which governs our directors, officers and employees. Within the time period required by the Securities and Exchange Commission and the NYSE, we will post on our website any amendment to our Code of Business Conduct and Ethics and any waiver applicable to our senior financial officers, and our executive officers or directors. In addition, information concerning purchases and sales of our equity securities by our directors and Section 16 reporting officers is also posted on our website. You can also read and copy the materials we file with the Securities and Exchange Commission at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The Securities and Exchange Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding the issuers that file electronically with the Securities and Exchange Commission.

Our investor relations representative can be contacted by telephone: (860) 275-6200, or at our principal executive office, which is located at 185 Asylum Street, 31st Floor, Hartford, CT 06103, Attention: Investor Relations Officer.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the following risk factors, together with the other information contained in this Annual Report on Form 10-K. If any of the risks discussed in this Annual Report on Form 10-K occurs, our business, financial condition, liquidity, results of operations and ability to make distributions to our stockholders could be materially and adversely affected. If this were to happen, the price of our common stock could decline significantly and you could lose all or a part of your investment.

Risks Related To Our Business

We have a limited operating history and limited experience operating as a REIT and may not be able to successfully operate our business or generate sufficient revenue to make or sustain dividends to stockholders.

We have a limited operating history and limited experience operating as a REIT. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives as described in this 10-K and that the value of your investment could decline substantially. Our ability to achieve attractive total returns to our stockholders is dependent on our ability both to generate sufficient cash flow to pay an attractive dividend and to achieve capital appreciation, and we cannot assure you we will do either. There can be no assurance that we will be able to generate sufficient revenue from operations to pay our operating expenses and make distributions to stockholders. For the year ended December 31, 2007, we recorded approximately $82.1 million of impairment losses on certain of our investments, including a loan loss reserve of $19.7 million.

The U.S. federal income tax laws impose numerous constraints on the operations of REITs. Our Manager’s limited experience in managing a portfolio of assets under such constraints may hinder its ability to achieve our investment objective. In addition, maintaining our REIT qualification limits the types of investments we are able to make. Our investors did not acquire an interest in CBRE, CBRE|Melody or their subsidiaries through our October 2006 IPO. We can offer no assurance that our Manager will replicate CBRE’s or CBRE|Melody’s historical success or our management team’s success in its previous endeavors, and we caution you that our investment returns could be substantially lower than the returns achieved by those funds or previous endeavors.

The current dislocations in the sub-prime mortgage sector, and the current weakness in the broader financial market, could adversely affect us and our ability to fund our business, which could result in increases in our borrowing costs, reduction in our liquidity and reductions in the value of the investments in our portfolio.

The continuing dislocations in the sub-prime mortgage sector and the current weakness in the broader financial market could adversely affect our ability to enter into new repurchase agreements or obtain other forms of financing. This could potentially limit our ability to finance our investments and operations, increase our financing costs and/or reduce our liquidity. If one or more major market participants fails or withdraws from the market, it could negatively impact the marketability of all fixed income securities, and this could reduce the value of the securities in our portfolio, thus reducing our net book value. Furthermore, if we are unable to obtain new financings, we could be forced to sell our investments at a time when prices are depressed. If this were to occur, it could prevent us from complying with the REIT asset and income tests necessary to fulfill our REIT qualification requirements or could cause us not to qualify for an exemption from the 1940 Act, and otherwise materially harm our results of operation, financial outlook and our ability to make distributions to our stockholders.

Recent developments in the market for many types of mortgage products have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to sub-prime assets, there has been an overall reduction in liquidity across the credit spectrum of mortgage products.

In addition, the liquidity in our portfolio may also be adversely affected by possible margin calls under our repurchase agreement. Our repurchase agreement allows Wachovia, to varying degrees, to determine a new market value of the collateral to reflect current market conditions. If Wachovia determines that the value of the collateral has decreased, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing, subject to commercially reasonable business standards, on minimal notice as it has in the past. A significant increase in margin calls as a result of spread widening could harm our liquidity, results of operation, financial condition, business prospects, and our ability to make distributions to our stockholders. Additionally, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations, financial condition, and may impair our ability to maintain our current level of dividends.

We may not be able to access financing sources on favorable terms, or at all, which could adversely affect our ability to execute our business plan.

We intend to finance our assets over the long-term through a variety of means, including warehouse lines, repurchase agreements, credit facilities, issuance of CMBS, CDOs and other structured financings. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner which are beyond our control, including lack of liquidity and greater credit spreads. We cannot assure you that these markets will provide an efficient source of long-term financing for our assets. Currently, they do not. If our strategy is not viable, we will have to attempt to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities, if available, may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to you, funds available for operations as well as for future business opportunities. Due to the current state of the credit and capital markets, we expect the availability of repurchase agreements, which we historically have used to finance loan originations that will ultimately be packaged in CDO offerings, will be limited in the near-term due to reduced liquidity in the CDO and securitization market and a lesser appetite for new CDO issuances. We have not entered into any new investments using our Wachovia repurchase agreement since July 2007.

Failure to procure adequate capital and funding would adversely affect our results and may, in turn, negatively affect the market price of shares of our common stock and our ability to distribute dividends.

We depend upon the availability of adequate funding and capital for our operations. As a REIT, we are required to distribute annually at least 90% of our net taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and are therefore not able to retain significant amounts of our earnings for new investments. However, CBRE Realty Finance TRS, Inc., our TRS, is able to retain (and likely will retain) earnings for investment in new capital, subject to the REIT requirements which place a limitation on the relative value of TRS stock and securities owned by a REIT. The failure to secure acceptable financing could reduce our taxable income, as our investments would no longer generate the same level of net interest income due to the lack of funding or increase in funding costs. A reduction in our net income would have an adverse effect on our liquidity and our ability to make distributions to our stockholders. We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. Therefore, in the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the market price of our common stock and our ability to make distributions to stockholders.

Our financial condition and results of operation will depend on our ability to manage future growth effectively.

Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on the management team of our Manager and its ability to identify and invest in securities that meet our investment criteria as well as on our access to financing on acceptable terms. Our ability to grow is also dependent upon our Manager’s ability to successfully hire, train, supervise and manage new employees. We may not be able to manage growth effectively or to achieve growth at all. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition results of operations and ability to make distributions to stockholders.

We may experience reductions in portfolio income which would reduce our ability to make distributions over time.

We have not made a new investment since July 2007. Due to our status as a REIT, we are required to distribute at least 90% of our REIT taxable income to stockholders. We may experience declines in the size of the investment portfolio over time. A reduction in the size of our portfolio would also result in reduced income available for distribution and thereby lessen our ability to make distributions to our stockholders.

We are dependent upon our Manager and certain key personnel of CBRE and CBRE|Melody provided to us through our Manager and may not find a suitable replacement if our Manager terminates the management agreement or such key personnel are no longer available to us.

We have no employees. Our officers are employees of our Manager. We have no separate facilities and are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies. We depend on the diligence, skill and network of business contacts of the management of our Manager, and, through our Manager, of CBRE and CBRE|Melody. The management team of our Manager evaluates, negotiates, structures, closes and monitors our investments. We believe that our success depends on the continued service of the management team of our Manager, including Kenneth J. Witkin, Michael Angerthal, Paul Martin and Thomas Podgorski. The departure of any of the members of the management of our Manager, or a significant number of the investment professionals of our Manager could have a material adverse effect on our performance. We are also subject to the risk that our Manager will terminate the management agreement and that no suitable replacement will be found to manage us. The initial term of the management agreement expires on December 31, 2008. Our Manager, at any time prior to June 30, 2008, may elect not to renew the management agreement upon expiration of its initial term. We can offer no assurance that our Manager will remain our external manager or that we will continue to have access to our Manager’s, CBRE’s or CBRE|Melody’s principals and professionals or their information or deal flow. If our Manager terminates the management agreement, key officers leave our Manager or we do not have access to CBRE’s or CBRE|Melody’s principals and professionals or their information or deal flow, we may be unable to execute our business plan.

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

In addition, our Manager may terminate the management agreement (i) upon 60 days’ prior written notice to us in the event we default in the performance or observation of any material term, condition or covenant in the management agreement for a period of 60 days after such written notice or (ii) in the event we become regulated as an “investment company” under the 1940 Act. In the event that the management agreement is terminated by our Manager as a result of default by us, we are required to pay our Manager a termination fee equal to the amount of three times the sum of the annual base management fee and the annual incentive compensation earned by our Manager during the 12-month period immediately preceding the date of the termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. No termination fee is payable by us if the management agreement is terminated because we have become regulated as an investment company under the 1940 Act. Additionally, our Manager, prior to June 30, 2008, may elect not to renew the management agreement upon expiration of its initial term. No termination fee is payable upon such a non-renewal.

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

Our Manager’s entitlement to an incentive fee may cause it to invest in high risk investments. In addition to its base management fee, our Manager is entitled to receive incentive compensation based in part upon our achievement of targeted levels of funds from operations (defined in the management agreement as the net income, computed in accordance with GAAP, excluding gains (losses) from debt restructuring and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets and non-cash equity compensation expense, and after adjustments for unconsolidated partnerships and joint ventures; provided, that the foregoing calculation of funds from operations shall be adjusted to exclude one-time events pursuant to changes in GAAP, and may be adjusted to exclude other non-cash charges after discussion between our Manager and the independent directors and approval by a majority of the independent directors in the case of non-cash charges). In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on funds from operations may lead our Manager to place undue emphasis on the maximization of funds from operations at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our invested portfolio and lead us to potentially recognize impairments or losses. In 2007, we recognized approximately $82 million of impairments and loan loss reserves. Additionally, because certain non-cash expenses are added to funds from operations, this measurement may result in higher compensation payable to our Manager for incentive fees than would otherwise be payable if we were using a GAAP measurement for compensation purposes.

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

Our board of directors determines our operational policies and may amend or revise our policies, including our policies with respect to our REIT qualification, acquisitions, growth, operations, indebtedness, capitalization, distributions and conflicts of interest or approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders. In May 2007, we decided to no longer pursue equity real estate investments through joint ventures arrangements, and to instead concentrate solely on our core investment areas. Operational policy changes could adversely affect the market price of our common stock and our ability to make distributions to our stockholders.

We may change our investment strategy and asset allocation without stockholder consent, which may result in riskier investments.

We may change our investment strategy or asset allocation, including the percentage of assets that may be invested in each class, or in the case of securities, in a single issuer, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this prospectus. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the market price of our common stock and our ability to make distributions to you. Furthermore, a change in our asset allocation could result in our making investments in instrument categories different from those described herein. In May 2007, we decided to no longer pursue equity real estate investments through joint ventures arrangements, and to instead concentrate solely on the fixed-income arena. Operational policy changes could adversely affect the market price of our common stock and our ability to make distributions to our stockholders.

There are conflicts of interest in our relationship with our Manager, which could result in decisions that are not in the best interests of our stockholders.

We are entirely dependent upon our Manager for our day-to-day management and do not have any employees or independent officers. Our chairman, chief executive officer, chief financial officer and executive vice presidents also serve as officers and/or directors of our Manager, CBRE and/or CBRE|Melody. In addition, one of our other directors is affiliated with our Manager, CBRE and/or CBRE|Melody. As a result, our management agreement with our Manager was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. In addition, we may enter into transactions in the future with CBRE, CBRE|Melody or their affiliates that may result in a conflict of interest.

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

We leverage our investments through borrowings, generally through the use of warehouse facilities, bank credit facilities, repurchase agreements, secured loans, securitizations, including the issuance of CDOs, loans to entities in which we hold, directly or indirectly, interests in pools of assets, and other borrowings. Our charter contains no limitations on our use of leverage. As of December 31, 2007, our outstanding indebtedness was $1.5 billion, secured by 66 loans, 67 CMBS investments and two joint venture investments with an aggregate carrying value of approximately $1.7 billion, representing 80.4% of our assets by carrying value. At December 31, 2007, our leverage ratio was 7.3 times. The percentage of leverage varies depending on our ability to obtain credit facilities and the lender’s and rating agencies’ estimate of the stability of the investments’ cash flow. We intend to continue to use leverage to acquire all of our investments consistent with the policy described above, although our board of directors may alter this policy at any time. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions increase the cost of our financing relative to the income that can be derived from the assets acquired. Our debt service payments will reduce cash flow available for distributions to stockholders. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy the obligations. In addition, if a property or properties are mortgaged to secure payment of indebtedness and we are unable to meet required mortgage payments, the mortgage securing the property could be foreclosed upon by, or the property could be otherwise transferred to the mortgagee with a consequent loss of asset value and income to us and our stockholders. We leverage certain of our assets through warehouse agreements. A decrease in the value of these assets may lead to margin calls which we will have to satisfy. We may not have the funds available to satisfy any such margin calls and may have to sell assets at a time when we might not otherwise choose to do so.

Further, Wachovia and other future credit facility providers may require us to maintain a certain amount of cash uninvested or set aside unlevered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition and ability to make distributions could deteriorate rapidly.

Lenders may require us to enter into restrictive covenants relating to our operations.

When we obtain financing, lenders could impose restrictions on us that would affect our ability to incur additional debt, our capability to make distributions to stockholders and our flexibility to determine our operating policies. Loan documents we execute will contain negative covenants that may limit, among other things, our ability to repurchase stock, distribute more than a certain amount of our funds from operations, and employ leverage beyond certain amounts. For example, though we have legal title to our assets and have all of the risks and rewards of ownership, under the master repurchase agreements for Wachovia, the lender has a security interest in certain assets as collateral for our obligation under the related borrowings. Accordingly, we are prohibited, among other things, to take any action which would directly or indirectly impair or adversely affect the lender’s security interest the underlying securities or loans, to transfer any interest in the underlying loans to any person other than the lender, to modify in any material respect or terminate any of our organizational documents or to create or permit any lien or encumbrance on the underlying securities or loans.

The warehouse agreements and credit facilities that we use to finance our investments may require us to provide additional collateral.

We use credit facilities, including warehouse agreements, to finance our investments. If the market value of the loans or securities pledged or sold by us to a funding source decline in value, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced. For example, under the master repurchase agreement with Wachovia, or the Wachovia Warehouse Facility, the lender may, by notice to us, require us to transfer to the lender cash or additional collateral acceptable by the lender in its sole and absolute discretion not later than one business day after such notice was given. We may not have the funds available to pay down our debt, which could result in defaults. Posting additional collateral to support our credit facilities will reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate our indebtedness, increase interest rates and terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the U.S. Bankruptcy Code.

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

If our Manager ceases to be our manager pursuant to the management agreements, financial institutions providing our credit facilities may not provide future financing to us.

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

In addition to issuing senior securities to raise capital as described above, we may in the future, and to the extent consistent with REIT requirements, seek to securitize certain of our portfolio investments to generate cash for funding new investments, although we do not expect the markets for CDOs to be available in the near-term. This would involve creating a special-purpose vehicle, contributing a pool of our assets to the entity, and selling interests in the entity on a non-recourse basis to purchasers (who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools). We would retain all or a portion of the equity in the securitized pool of portfolio investments. When we begin to invest again,, we expect we will initially finance our investments with relatively short-term credit facilities. We would use these short-term facilities to finance the acquisition of securities until a sufficient quantity of securities is accumulated, at which time we would attempt to refinance these facilities through a securitization, such as a CDO issuance, or other long-term financing, if available. As a result, we are subject to the risk that we may not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible securities to maximize the efficiency of a CDO issuance, if available. We also bear the risk that we may not be able to obtain short-term credit facilities or may not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible securities for a long-term financing. The inability to secure new short-term credit facilities may require us to seek more costly financing for our investments or to liquidate assets. In addition, conditions in the capital markets may make the issuance of a CDO impractical at all or when we do have a sufficient pool of collateral. The inability to securitize our portfolio would hurt our performance and ability to grow our business. At the same time, the securitization of our portfolio investments might expose us to losses, as the residual portfolio investments in which we do not sell interests will tend to be riskier and more likely to generate losses.

Investor demand for commercial real estate CDOs has been substantially curtailed.

The recent turmoil in the structured finance markets, in particular the sub-prime residential loan market, has negatively impacted the credit markets generally, and, as a result, investor demand for commercial real estate CDOs has been substantially curtailed. In recent years, we have relied, to a substantial extent, on CDO financings to obtain match funded financing for our investments. Until the market for commercial real estate CDOs recovers, we may be unable to utilize CDOs to finance our investments and we may need to utilize less favorable sources of financing to finance our investments on a long-term basis. There can be no assurance as to when demand for commercial real estate CDOs will return or the terms of such securities investors will demand or whether we will be able to issue CDOs to finance our investments on terms beneficial to us.

The use of CDO financings with over-collateralization requirements may have a negative impact on our cash flow.

If we issue CDOs, we expect that their terms will generally provide that the principal amount of assets must exceed the principal balance of the related bonds by a certain amount, commonly referred to as “over-collateralization.” We anticipate that the CDO terms will provide that, if certain delinquencies and/or losses exceed the specified levels based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the bonds, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive net income from assets collateralizing the obligations. We cannot assure you that the performance tests will be satisfied. In advance of completing negotiations with the rating agencies or other key transaction parties on our future CDO financings, we cannot assure you of the actual terms of the CDO delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net income to us. Failure to obtain favorable terms with regard to these matters may materially and adversely affect the availability of net income to us. If our assets fail to perform as anticipated, our over-collateralization or other credit enhancement expense associated with our CDO financings will increase.

We may be required to repurchase loans that we have sold or to indemnify holders of our CDOs.

If any of the loans we originate or acquire and sell or securitize do not comply with representations and warranties that we make about certain characteristics of the loans, the borrowers and the underlying properties, we may be required to repurchase those loans (including from a trust vehicle used to facilitate a structured financing of the assets through CDOs) or replace them with substitute loans. In addition, in the case of loans that we have sold instead of retained, we may be required to indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of working capital to carry on our books, and our ability to borrow against such assets is limited. Any significant repurchases or indemnification payments could materially and adversely affect our financial condition, operating results, and ability to make distributions to stockholders.

Lack of diversification in number of investments increases our dependence on individual investments.

If we acquire larger loans or property interests, our portfolio will be concentrated in a smaller number of assets, increasing the risk of loss to stockholders if a default or other problem arises. As of December 31, 2007, we had $82.8 million of investments with a single sponsor and, subsequent to December 31, 2007, these investments were in default and classified as non-performing.

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

We price our assets based on our assumption about future credit spreads for financing those assets. We have obtained and will attempt to obtain in the future longer term financing for our assets using structure financing techniques. Such issuance entail interest rates set at a spread over a certain benchmark, such as the yield on United States Treasury obligations, swaps or LIBOR. If the spread that investors are paying on our current structured finance vehicle and will pay on future structured finance vehicles we may engage in over the benchmark widens and the rates we are charging or will charge on our securitized assets are not increased accordingly, this may reduce our income or cause losses and affect our ability to make distributions to stockholders.

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

A portion of our assets are classified for accounting purposes as “available-for-sale.” Changes in the market values of those assets will be directly charged or credited to stockholders’ equity. As a result, a decline in values may reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale security is other than temporary, such decline will reduce earnings.

A decline in the market value of our assets may adversely affect us particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we would have to sell the assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to our stockholders.

If we fail to achieve adequate operating cash flow, our ability to make distributions will be adversely affected.

As a REIT, we must distribute annually at least 90% of our net taxable income to our stockholders, determined without regard to the deduction for dividends paid and excluding net capital gains. Our ability to make and sustain cash distributions is based on many factors, including the return on our investments, operating expense levels and certain restrictions imposed by Maryland law. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay future dividends. No assurance can be given as to our ability to pay distributions to stockholders.

Our reserves for loan losses may prove inadequate, which could have a material adverse effect on us.

We maintain and regularly evaluate financial reserves in accordance with generally accepted accounting principles, or GAAP. Our reserves reflect management’s judgment of the probability and severity of losses. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to reflect losses due to unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. If our reserves for credit losses prove inadequate, we could suffer losses which would have a material adverse effect on our financial performance, the market price of our common stock and our ability to make distributions to our stockholders.

We are subject to the risk that provisions of our loan agreements may be unenforceable.

Our rights and obligations with respect to our loans are governed by written loan agreements and related documentation. It is possible that a court could determine that one or more provisions of a loan agreement are unenforceable, such as a loan prepayment provision or the provisions governing our security interest in the underlying collateral. If this were to happen with respect to a material asset or group of assets we could be adversely affected.

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

In addition, certain of our wholly owned subsidiaries intend to qualify for an exemption from registration under Section 3(c)(5)(C) of the 1940 Act, which generally means that at least 55% of each of their portfolios must be comprised of qualifying assets and 80% of each of their portfolios must be comprised of qualifying assets and real estate-related assets under the 1940 Act. To comply with these regulations, we may from time to time buy or originate whole loans, B Notes or mezzanine loans, where we have the unilateral right to (i) instruct the servicer to foreclose on a defaulted mortgage loan, (ii) replace the servicer in the event the servicer, in its discretion, elects not to foreclose on such a loan, and (iii) purchase the A Note in the event of a default on the mortgage loan and foreclose on the loan, and other qualifying assets. We will treat certain mezzanine loans (Tier 1 mezzanine loans) as qualifying real estate assets, if, among other conditions, we (i) exercise ongoing control rights over the management of the underlying property, (ii) have the right to readily cure a default or purchase the mortgage loan, and (iii) have the right to foreclose on the collateral and, through our ownership in the property, the owning entity becomes the owner of the underlying property. Although we intend to monitor our portfolio periodically and prior to each acquisition, there can be no assurance that we will be able to maintain this exemption from registration. Further, we may not be able to invest in sufficient qualifying and/or real estate-related assets and future revisions of the 1940 Act or further guidance from the SEC Staff may cause us to lose our exemption or force us to re-evaluate our portfolio and our business strategy. Such changes may prevent us from operating our business successfully.

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

Rapid changes in the values of our other real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or exemption from the 1940 Act.

If the market value or income potential of real estate-related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from the 1940 Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of many of our non-real estate assets. We may have to make investment decisions that we otherwise would not make absent the REIT and 1940 Act considerations.

We face risks related to securities litigation that could have a material adverse effect on our business, financial condition and results of operation. We may face additional litigation in the future that could also harm our business.

On October 30, 2007, a class action lawsuit was commenced in the United States District Court for the District of Connecticut against us and our chief financial officer and former chief executive officer seeking remedies under the Securities Act of 1933, as amended. The complaint alleges that the registration statement and prospectus relating to our October 2006 IPO contained material misstatements and material omissions. Specifically, the plaintiff alleges that management had knowledge of certain loan impairments and did not properly disclose or record such impairments in the financial statements. The plaintiff seeks to represent a class of all persons who purchased or otherwise acquired our common stock between September 29, 2006 and August 6, 2007 and seeks damages in an unspecified amount.

In addition, on January 15, 2008 and February 7, 2008, we received complaints from an attorney representing two stockholders, alleging that certain officers and directors of our company knowingly violated GAAP for certain of our assets. The stockholders demanded that we take action to recover from such directors and officers the amount of damages sustained by us as a result of the misconduct alleged therein and to correct deficiencies in our internal controls and accounting practices that allowed the misconduct to occur.

We believe that the allegations and claims against us and our directors, chief financial officer and former chief executive officer are without merit and we intend to contest these claims vigorously. However, if we were not successful in our defense of such claims, we could be forced to make significant payments to the plaintiffs, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent such payments are not covered by our insurance carriers. Even if our defense against such claims were successful, the litigations could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. We are not presently able to estimate potential losses to us, if any, related to these lawsuits.

We are subject to hostile actions initiated by one of our stockholders, Arbor Realty Trust, Inc., a Maryland corporation, or Arbor, in connection with a proxy contest, which will increase our expenses and require the time and attention of our management which could reduce their time available to focus on the day-to-day operations of our company. As a result, dealing with such hostile actions may have an adverse effect on our business.

On January 28, 2008, Arbor submitted to us a notice to nominate a dissident slate of directors for election at our 2008 annual stockholders meeting and, without first consulting with us, concurrently filed a complaint in the United States District Court for the District of Maryland requesting declaratory and injunctive relief to permit Arbor to submit to us such stockholder notice on the date thereof, although it would not be considered timely submitted under the advance notice provisions of our by-laws. We responded to Arbor on February 4, 2008 that our board of directors determined to waive such deficiency and deemed Arbor’s notice to be timely submitted. Arbor subsequently dismissed this litigation on February 5, 2008.

On February 4, 2008, we received a stockholder demand letter from Arbor, dated as of February 1, 2008, demanding that we provide, among other things, a list of our stockholders to Arbor for inspection pursuant to Section 1315 of the New York Business Corporation Law. We promptly responded to Arbor on February 8, 2008 stating that we were uncertain whether Arbor could rely on the New York statute, that its demand, if permissible, requested more information than the statute entitled it to, and that we had concerns regarding the privacy of our stockholders. Further, we informed Arbor that since we are incorporated in the State of Maryland and subject to Maryland law, we respectfully requested that Arbor resubmit its demand letter in accordance with Maryland law where there would be no uncertainty as to the statutory applicability. On February 26, 2008, Arbor filed a complaint in the Supreme Court of the State of New York in and for the County of New York seeking relief from the court that we must comply with the New York Business Corporation Law and produce our list of stockholders for Arbor’s inspection. On March 10, 2008, we entered into a settlement agreement with Arbor and this litigation was withdrawn.

However, we anticipate future lawsuits from Arbor. In addition, we will be engaging in a proxy contest with Arbor for the election of directors. All of these matters will likely cause us to incur significant costs (irrespective of the outcome of any litigation or the proxy contest), including additional costs of various outside advisors in connection with such matters. Additionally, these actions will require additional time and attention of our management which could reduce their time available to focus on the day-to-day operations of our company and which in turn could have an adverse effect on our business.

We are highly dependent on information systems and third parties, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is highly dependent on communications and information systems. Any failure or interruption of our systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to stockholders.

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

We have incurred substantial impairment of our assets and may incur significant impairments in the future.

Due to a variety of factors, including current adverse market conditions affecting the real estate market, we have incurred substantial impairments of our assets. These impairments have resulted in significant losses. Our assets may suffer additional impairments in the future causing us to recognize significant losses. At December 31, 2007, we had approximately $75 million of watch-list and non-performing assets, net of a $20 million loan loss reserve, representing approximately 4% of our total assets and 35% of our total equity. If we are unsuccessful in renegotiating, selling or otherwise resolving these matters, we may experience loss of principal or reduced income available for distributions. Investors and lenders alike could lose confidence in the quality and value of our assets. These impairments, or the perception that these impairments may occur, can depress our stock price, harm our liquidity and materially adversely impact our results of operations. We may be forced to sell substantial assets at a time when the market is depressed in order to support or enhance our liquidity. Despite our need to sell substantial assets, we may be unable to make such sales on favorable terms or at all, further materially damaging our liquidity and operations. If we are unable to maintain adequate liquidity as a result of these impairments or otherwise, you could lose some or all of your investment.

Our real estate investments are subject to risks particular to real property.

We own assets secured by real estate, interests in joint ventures that own real estate do, and in the future and may own real estate directly. Real estate investments will be subject to various risks, including:

•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and market conditions, including the credit and securitization markets;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	costs of remediation and liabilities associated with environmental conditions such as indoor mold; and

•	the potential for uninsured or under-insured property losses.

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

We retain equity interests of CDO issuances and such interests involve significant risks, including that CDO equity receives distributions from the CDO only if the CDO generates enough income to first pay the holders of its debt securities and its expenses.

We retain equity interests of CDO issuances. However, we do not have any specific policy with respect to allocations in CDOs and our charter contains no limitations on the percentage we may invest in this asset class. A CDO is a special purpose vehicle that purchases collateral (such as real estate-related investments, bank loans or asset-backed securities) that is expected to generate a stream of interest or other income. The CDO issues various classes of securities that participate in that income stream, typically one or more classes of debt instruments and a class of equity securities. The equity is usually entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the debt securities and its expenses. However, there will be little or no income available to the CDO equity if there are defaults by the issuers of the underlying collateral and those defaults exceed a certain amount. In that event, the value of our investment in the CDOs equity could decrease substantially. In addition, the equity securities of CDOs are generally illiquid, and because they represent a leveraged investment in the CDO’s assets, the value of the equity securities will generally have greater fluctuations than the values of the underlying collateral.

We may enter into warehouse agreements in connection with CDOs and if the investment in the CDO is not consummated, the warehoused collateral will be sold and we must bear any loss resulting from the purchase price of the collateral exceeding the sale price.

In connection with CDOs that our Manager structures for us, we expect to enter into warehouse agreements with investment banks or other financial institutions, pursuant to which the institution will initially finance the purchase of the collateral that will be transferred to the CDO. Our Manager will select the collateral. If the CDO transaction is not consummated, the institution may liquidate the warehoused collateral and we would have to pay any amount by which the original purchase price of the collateral exceeds its sale price, subject to negotiated caps, if any, on our exposure. In addition, regardless of whether the CDO transaction is consummated, if any of the warehoused collateral is sold before the consummation, we will have to bear any resulting loss on the sale. The amount at risk in connection with the warehouse agreements supporting our investments in CDOs, generally is the amount that we have agreed to invest in the equity securities of the CDO. Although we would expect to complete the CDO transaction within about three to nine months after the warehouse agreement is signed, we cannot assure you that we would in fact be able to complete any such transaction, or complete it within the expected time period.

Increases in interest rates could negatively affect the value of our investments, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.

We invest indirectly in mortgage loans by purchasing CMBS. Under a normal yield curve, an investment in CMBS will decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.

A significant risk associated with our investment in CMBS is that both long-term and short-term interest rates will increase significantly. If long-term rates increased significantly, the market value of these CMBS would decline and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on the warehouse agreements we may enter into in order to finance the purchase of CMBS.

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

We historically have obtained a significant portion of our funding for new investments through the use of repurchase facilities. Our repurchase agreement includes negative covenants that, if breached, may cause transactions to be terminated early. The repurchase agreements for our repurchase facility does not include substantive provisions other than those contained in the standard master repurchase agreement as published by the Bond Market Association. The occurrence of an event of default or termination event would give our counterparty the option to terminate all repurchase transactions existing with us and make any amount due by us to the counterparty payable immediately. If we are required to terminate outstanding repurchase transactions and are unable to negotiate more favorable funding terms, cash will be negatively impacted. This may reduce the amount of capital available for investing and/or may negatively impact our ability to make distributions to our stockholders. In addition, we may have to sell assets at a time when we might not otherwise choose to do so.

A prolonged economic slowdown, a recession or declining real estate values could impair our investments and harm our operating results.

We believe the risks associated with our business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. Declining real estate values will likely reduce our level of, or halt our making of, new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to you. During 2007, there was significant volatility in the capital markets and, as a result, we have not entered into a new investment since July 2007. We believe we are currently in a period of economic slowdown and that such conditions will likely persist through the remainder of 2008.

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

Although our existing joint venture agreements do not contain such provisions, and we have suspended new investments in joint ventures, we may in the future enter into joint venture agreements that contain terms in favor of our partners that may have an adverse effect on the value of our investments in the joint ventures. For example, we may be entitled under a particular joint venture agreement to an economic share in the profits of the joint venture that is smaller than our ownership percentage in the joint venture, our partner may be entitled to a specified portion of the profits of the joint venture before we are entitled to any portion of such profits and our partner may have rights to buy our interest in the joint venture, to force us to buy the partner’s interest in the joint venture or to compel the sale of the property owned by such joint venture. These rights may permit our partner in a particular joint venture to obtain a greater benefit from the value or profits of the joint venture than us, which may have an adverse effect on the value of our investment in the joint venture and on our financial condition and results of operations.

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

The mortgage loans we originate and acquire and the mortgage loans underlying the mortgage and asset-backed securities we originate and acquire are subject to delinquency, foreclosure and loss, which could result in losses to us.

We originate and acquire commercial mortgage loans. However, we do not have any specific policy with respect to allocations in commercial mortgage loans and our charter contains no limitations on the percentage we may invest in this product type. Commercial mortgage loans are secured by multi-family or commercial properties and are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with loans made on the security of single family residential property. The ability of a borrower to pay principal of and interest on a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the exercise of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

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

The B Notes we originate and acquire may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We originate and acquire B Notes. However, we do not have any specific policy with respect to allocations in B Notes and our charter contains no limitations on the percentage we may invest in this product type. B Notes are mortgage loans that are typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B Note owners after payment to the A Note owners. B Notes reflect similar credit risks to comparably rated CMBS. However, since each transaction is privately negotiated, B Notes can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B Note investment. Further, B Notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties. B Notes also are less liquid than CMBS, thus we may be unable to dispose of underperforming or non-performing investments. The higher risks associated with our subordinate position in our B Note investments could subject us to increased risk of losses.

Investment in non-conforming and non-investment grade loans may involve increased risk of loss.

Except in rare instances, loans we may acquire or originate will not conform to conventional loan criteria applied by traditional lenders and will not be rated or will be rated as non-investment grade (for example, for investments rated by Moody’s Investors Service, ratings lower than Baa3, and for Standard & Poor’s, BBB-, or below). The non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, loans we originate or acquire may have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to stockholders and adversely affect the value of our common stock. We currently anticipate investing primarily in unrated or non-investment grade assets. There are no limits on the percentage of unrated or non-investment grade assets we may hold in our portfolio.

Investments in mezzanine loans involve greater risks of loss than senior loans secured by income producing properties.

We originate and acquire mezzanine loans. However, we do not have any policy with respect to allocations in mezzanine loans and our charter contains no limitations on the percentage we may invest in this asset class. Investments in mezzanine loans take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests in the entity that directly or indirectly owns the property. These types of investments involve a higher degree of risk than a senior mortgage loan because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the property owning entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. As a result, we may not recover some or all of our investment, which could result in losses. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

We evaluate the collectibility of both interest and principal of each of our loans, if circumstances warrant, to determine whether they are impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or, as a practical expedient, to the value of the collateral if the loan is collateral dependent. There can be no assurance that our estimates of collectible amounts will not change over time or that they will be representative of the amounts we actually collect, including amounts we would collect if we chose to sell these investments before their maturity. If we collect less than our estimates, we will record charges which could be material.

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

We may make preferred equity investments. However, we do not have any specific policy with respect to allocations in preferred equity investments and our charter contains no limitations on the percentage we may invest in this asset class. Preferred equity investments are subordinate to debt financing and are not secured. Should the issuer default on our investment, we would only be able to proceed against the entity that issued the preferred equity in accordance with the terms of the preferred security, and not any property owned by the entity. Furthermore, in the event of bankruptcy or foreclosure, we would only be able to recoup our investment after any lenders to the entity are paid. As a result, we may not recover some or all of our investment, which could result in losses.

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

We intend to acquire subordinated loans and invest in subordinated CMBS. In the event a borrower defaults on a loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. In addition, certain of our loans may be subordinate to other debt of the borrower. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings relating to borrowers.

In general, losses on an asset securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, and then by the “first loss” subordinated security holder and then by the “second loss” subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related CMBS, the securities in which we invest may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgages underlying CMBS to make principal and interest payments may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities.

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

Subject to maintaining our qualification as a REIT, part of our investment strategy involves entering into derivative contracts that could require us to fund cash payments in the future under certain circumstances, e.g. , the early termination of the derivative agreement caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the derivative contract. The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our financial results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

Our investments in debt securities are subject to specific risks relating to the particular issuer of the securities and to the general risks of investing in subordinated real estate securities.

Our investments in debt securities involve special risks. REITs generally are required to invest substantially in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed herein. Our investments in debt are subject to the risks described above with respect to mortgage loans and CMBS and similar risks, including:

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

We expect to make quarterly distributions to our stockholders in amounts such that we distribute all or substantially all of our taxable income in each year, subject to certain adjustments. We have not established a minimum distribution payment level, and our ability to make distributions may be adversely affected by the risk factors described herein. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and other factors as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future, or we may reduce our distributions as compared to historical levels; particularly if our revenues decline due to a reduction in our total assets from repayments or asset sales. In addition, some of our distributions may include a return of capital. To the extent that we decide to make distributions in excess of our current and accumulated tax earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes. A return of capital is not taxable, but it has the effect of reducing the holder’s basis in its investment.

The market price and trading volume of our common stock may be volatile.

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the initial public offering price or the price you paid in the market. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or distributions;

•	changes in our funds from operations or earnings estimates or publication of research reports about us or the real estate or specialty finance industry;

•	increases in market interest rates that lead purchasers of our shares of common stock to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of our Manager’s key personnel;

•	changes to our management agreement or replacing our Manager;

•	actions by institutional stockholders;

•	hostile merger and acquisition activities such as unsolicited hostile offers or dissident nomination of director slates;

•	speculation in the press or investment community; and

•	general market and economic conditions, including the current state of the credit and capital markets.

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

Risks Related To Our Organization and Structure

Our charter and bylaws and the provisions of Maryland law contain provisions that may inhibit potential acquisition bids that you and other stockholders may consider favorable, and the market price of our common stock may be lower as a result.

Our charter and bylaws and the provisions of Maryland law contain provisions that may have an anti-takeover effect and inhibit a change in our board of directors. These provisions include the following:

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

•

Maryland law allows a staggered board without a stockholder vote. Maryland law permits a public Maryland corporation that meets certain requirements to add certain anti-takeover provisions to its charter without a stockholders vote, including a classified or staggered board of directors.

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

Even if we qualify as a REIT for U.S. federal income tax purposes, we may be required to pay some federal, state and local taxes on our income or property and, in certain cases, a 100% penalty tax in the event we sell property, including mortgage loans, as a dealer or if a TRS of ours, including CBRE Realty Finance TRS, Inc., enters into agreements with us on a basis that is determined to be other than an arm’s-length basis. In addition, any TRS we own, including CBRE Realty Finance TRS, Inc., will be required to pay federal, state and local income taxes on its taxable income, including income from the sale of any loans that we do not hold in our portfolio, as well as an other applicable taxes.

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

Our taxable income may substantially exceed our net income as determined based on generally accepted accounting principles, or GAAP, because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, referred to as phantom income. For example, we may invest in debt instruments or notes whose face value may exceed its issue price as determined for U.S. federal income tax purposes (“original issue discount,” or OID), such that we will be required to include in our income a portion of the OID each year that the instrument is held before we receive any corresponding cash. Although some types of phantom income are excluded to the extent they exceed 5% of our REIT taxable income in determining the 90% distribution requirement, we will incur corporate income tax and the 4% nondeductible excise tax with respect to any phantom income items if we do not distribute those items on an annual basis. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. In that event, we may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or times that we regard as unfavorable in order to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.

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

Unless you are a tax-exempt entity, distributions that we make to you generally will be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. If the amount we distribute to you exceeds your allocable share of our current and accumulated earnings and profits, the excess will be treated as a return of capital to the extent of your adjusted basis in your stock, which will reduce your basis in your stock but will not be subject to tax. To the extent the amount we distribute to you exceeds both your allocable share of our current and accumulated earnings and profits and your adjusted basis, this excess amount will be treated as a gain from the sale or exchange of a capital asset.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks along with the following factors that could cause actual results to vary from our forward-looking statements:

•	our future operating results;

•	our business operations and prospects;

•	general volatility of the securities markets in which we invest and the market price of our common stock;

•	changes in our business strategy;

•	our ability to begin making investments in the future;

•	availability, terms and deployment of short-term and long-term capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates, the debt securities, credit and capital markets, the general economy or the commercial finance and real estate markets specifically;

•	the performance and financial condition of borrowers and corporate customers;

•	increased rates of default and/or decreased recovery rates on our investments;

•	increased prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;

•	changes in governmental regulations, tax rates and similar matters;

•	the status of our class action lawsuits, any stockholder derivative lawsuits, other lawsuits relating to Arbor’s hostile activity and any future litigation that may arise;

•	the outcome of a potential proxy fight over our director nominees;

•	the ultimate proceeds from the sale of assets underlying our $40.0 million mezzanine investment and $42.8 million B-Note investment;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs);

•	availability of investment opportunities in real estate-related and other securities;

•	the degree and nature of our competition;

•	the adequacy of our cash reserves and working capital; and

•	the timing of cash flows, if any, from our investments.

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

Our principal office is located at City Place 1, 185 Asylum Street, 31st Floor, Hartford, CT 06103 and our telephone number is (860) 275-6200. We believe that our office facilities are suitable and adequate for our business as it is conducted. Our website is located at http://www.cbrerealtyfinance.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this prospectus or any other report or document we file with or furnish to the SEC.

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

In addition, on January 15, 2008 and February 7, 2008, we received complaints from an attorney representing two stockholders, alleging that certain officers and directors of our company knowingly violated generally accepted accounting principles for certain of our assets. The stockholders demanded that we take action to recover from such directors and officers the amount of damages sustained by us as a result of the misconduct alleged therein and to correct deficiencies in our internal controls and accounting practices that allowed the misconduct to occur.

We believe that the allegations and claims against us and our directors, chief financial officer and former chief executive officer are without merit and we intend to contest these claims vigorously. An adverse resolution of the action could have a material adverse effect on our financial condition and results of operations in the period in which the lawsuits and claims are resolved. We are not presently able to estimate potential losses to us, if any, related to these lawsuits and claims.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the NYSE on September 27, 2006 under the symbol “CBF.” As of March 14, 2008, the reported closing sale price per share of common stock on the NYSE was $3.58 and we had 30,920,225 shares of our common stock issued and outstanding that were held by approximately 58 holders of record. The table below sets forth the quarterly high and low closing sales prices of our common stock on the NYSE since our initial public offering and the distributions paid by us with respect to the periods indicated.

Quarter Ended	High	Low
September 30, 2006	$15.60	$14.50
December 31, 2006	$18.39	$14.70
March 31, 2007	$16.86	$12.88
June 30, 2007	$13.49	$11.89
September 30, 2007	$12.69	$4.25
December 31, 2007	$7.37	$3.78

There had been no public trading market for our common stock prior to our October 2006 initial public offering. Shares of our common stock issued to qualified institutional buyers in connection with our June 2005 private offering were eligible for trading in the PORTAL (SM) Market, or PORTAL, a subsidiary of the NASDAQ Stock Market, Inc., which permits secondary sales of eligible unregistered securities to qualified institutional buyers in accordance with Rule 144A under the Securities Act. From June 9, 2005 through September 27, 2006, the high and low sales prices for our common stock was $15.00 per share.

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

The following table shows the distributions declared in 2006 and 2007:

Record Date	Payment Date	Cash Distribution Declared per Share
April 14, 2006	April 25, 2006	$0.17
June 30, 2006	July 17, 2006	$0.18
September 18, 2006	October 11, 2006	$0.28
December 29, 2006	January 16, 2007	$0.19
March 30, 2007	April 16, 2007	$0.21
June 29, 2007	July 16, 2007	$0.21
September 28, 2007	October 15, 2007	$0.17
December 31, 2007	January 15, 2008	$0.21

To the extent that our cash available for distribution is less than 90% of our REIT taxable income, we may consider various funding sources to cover any such shortfall, including borrowings, selling certain of our assets or future offerings. Our distribution policy enables us to review the alternative funding sources available to us from time to time.

The following table summarizes information, as of December 31, 2007, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	979,102	$13.04	33,892
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	979,102	$13.04	33,892

(1)	Includes information related to our 2005 equity incentive plan.

Recent Sales of Unregistered Securities

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

We issued 357,700, 134,000 and 567,655 shares of our common stock in 2007, 2006 and 2005, respectively, for stock-based compensation in connection with our 2005 equity incentive plan. We also issued options to purchase shares of 136,000, 95,400 and 813,600 shares of our common stock in 2007, 2006 and 2005, respectively. The options have a term of five years from the date of grant and become exercisable in three equal annual installments beginning on the first anniversary of the date of the grant. These transactions were not registered under the Securities Act of 1933, as amended, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

ITEM 6.	SELECTED FINANCIAL DATA

Summary Consolidated Financial Information

The following table presents summary consolidated financial information for the year ended December 31, 2007, the year ended December 31, 2006 and for the period May 10 (inception) through December 31, 2005. Since the information presented below is only a summary and does not provide all of the information contained in our historical consolidated financial statements, including the related notes, you should read it in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements, including the related notes, included in Item 8.

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Period May 10, 2005 (inception) through December 31, 2005
	(in thousands, except per share and share data)
Revenues:
Investment income	$129,416	$64,631	$9,342
Property operating income	7,004	6,100	—
Other income	4,609	3,322	3,057

Total revenue	141,029	74,053	12,399

Expenses:
Interest expense	93,852	42,181	2,664
Management fees	7,695	6,515	3,158
Property operating expenses	3,950	3,110	—
Other general and administrative expenses (including $1,292, $3,867 and $1,770, respectively, of stock-based compensation)	9,351	10,404	5,549
Depreciation and amortization	2,053	1,532	—
Provision for loan loss	19,650	—	—
Loss on impairment of asset	7,764	—	—

Total expenses	144,315	63,742	11,371

Gain (loss) on sale of investment	(500)	258	—
Gain (loss) on derivatives	(1,923)	3,552	24

Income from continuing operations before equity in net loss of unconsolidated joint ventures	(5,709)	14,121	1,052
Equity in net loss of unconsolidated joint ventures	(5,721)	(453)	—

Net income (loss) before minority interest	(11,430)	13,668	1,052
Minority interest	(132)	(75)	—

Income from continuing operations	(11,298)	13,743	1,052

Discontinued operations
Operating results from discontinued operations	(4,739)	—	—
Loss on impairment of asset held for sale	(54,729)	—	—

Loss from discontinued operations	(59,468)	—	—

Net income (loss)	$(70,766)	$13,743	$1,052

Basic earnings per share
Income (loss) from continuing operations	$(0.37)	$0.61	$0.05
Loss from discontinued operations	(1.96)	—	—

Net income (loss)	$(2.33)	$0.60	$0.05

Diluted earnings per share
Income from continuing operations	$(0.37)	$0.60	$0.05
Loss from discontinued operations	(1.96)	—	—

Net income (loss)	$(2.33)	$0.60	$0.05

Weighted average shares of common stock outstanding
Basic weighted average common shares outstanding	30,287	22,688	20,000
Diluted weighted average common shares and common share equivalents outstanding	30,287	22,837	20,108
Dividends per common share	$0.80	$0.82	$0.19

	As of December 31, 2007	As of December 31, 2006	As of December 31, 2005
	(in thousands)
Consolidated Balance Sheet Data:(1)
Cash and equivalents	$25,954	$17,933	$49,377
Total investments, net	$1,664,210	$1,369,609	$538,068
Total assets	$2,069,299	$1,522,689	$623,718
Debt-repurchase obligations	$144,183	$433,438	$304,825
Mortgages payable	$54,899	$52,194	$25,001
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	$50,000	$50,000	$—
Bonds payable	$1,339,500	$508,500	$—
Total liabilities	$1,855,820	$1,110,006	$343,651
Minority interest	$663	$813	$436
Stockholders’ equity	$212,816	$411,870	$279,631

(1)

Aggregates our (i) loans and other lending investments, net; (ii) CMBS, at fair value and (iii) real estate, net line items from our balance sheet. The real estate, net represents two joint venture investments as of December 31, 2007 and 2006 (one as of December 31, 2005) that are considered VIEs that we consolidate under FIN 46R, because we are deemed to be the primary beneficiary of the VIEs. These interests are reflected on our balance sheet separately as real estate, net of $64,721 as of December 31, 2007, $66,277 as of December 31, 2006 and $31,923 as of December 31, 2005, mortgage indebtedness of $54,899 as of December 31, 2007, $52,194 as of December 31, 2006 and $25,001 as of December 31, 2005, and minority interest of $663 as of December 31, 2007, $813 as of December 31, 2006 and $436 as of December 31, 2005, with other amounts of $3,719 as of December 31, 2007, $2,085 as of December 31, 2006 and $1,803 as of December 31, 2005, net, in relevant other balance sheet line items which in the aggregate net out to $12,878 as of December 31, 2007, $15,355 as of December 31, 2006 and $8,289 as of December 31, 2005. We disclose the net amount above in the consolidated balance sheet data under total investments, net.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

CBRE Realty Finance, Inc. was organized in Maryland on May 10, 2005, as a commercial real estate specialty finance company focused on originating and acquiring whole loans, bridge loans, subordinate interests in whole loans, or B Notes, commercial mortgage-backed securities, or CMBS and mezzanine loans, primarily in the United States. As of December 31, 2007, we also own interests in eight joint venture assets, two of which are consolidated in the consolidated financial statements and two direct real estate projects as a result of the foreclosure by us of two mezzanine loans. We commenced operations on June 9, 2005. We are a holding company and conduct our business through wholly-owned or majority-owned subsidiaries.

Unless the context requires otherwise, all references to “we,” “our,” and “us” in this annual report mean CBRE Realty Finance, Inc., a Maryland corporation, our wholly-owned and majority-owned subsidiaries and our ownership in joint venture assets and real estate projects.

We are externally managed and advised by CBRE Realty Finance Management, LLC, our Manager, an indirect subsidiary of CB Richard Ellis Group, Inc., or CBRE, and a direct subsidiary of CBRE Melody & Company, or CBRE|Melody. As of December 31, 2007, CBRE|Melody also owned an approximately 4.5% interest in the outstanding shares of our common stock. In addition, certain of our executive officers and directors owned an approximately 6.2% interest in the outstanding shares of our common stock.

We have elected to qualify to be taxed as a real estate investment trust, or REIT, for U. S. federal income tax purposes commencing with our taxable year ended December 31, 2005. As a REIT, we generally will not be subject to U. S. federal income tax on that portion of income that is distributed to stockholders if at least 90% of the our REIT taxable income is distributed to our stockholders. We conduct our operations so as to not be regulated as an investment company under the Investment Company Act of 1940, as amended, or the 1940 Act. We also conduct business through our wholly-owned taxable REIT subsidiary, or TRS, CBRE Realty Finance TRS, Inc.

Our objective is to grow our portfolio and provide attractive total returns to our investors over time through a combination of dividends and capital appreciation. Our business primarily focuses on originating, acquiring, investing in, financing and managing a diversified portfolio of commercial real estate related loans and securities. Our investment focus is on opportunities in North America.

Historically we have generally matched our assets and liabilities in terms of base interest rates (generally 30-day LIBOR) and expected duration. When markets permit, we generally issue collateralized debt obligations, or CDOs, which enable us to secure term financing and match fund our assets and liabilities to achieve our financing and return objectives.

We seek to capitalize on both the market knowledge and insight provided by CBRE’s domestic and global reach, origination capabilities, broad range of commercial real estate services, servicing platform and access to existing business relationships, as well as the broad commercial real estate experience of our management team. In addition, with respect to most of our investments, we utilize CBRE’s market insight and other services to assist our underwriting.

During 2007, we experienced a number of changes due to company specific and industry wide developments and have actively taken actions to address such changes, which include (i) in April 2007, we announced the resignation of our former CEO and President, Keith Gollenberg, who was replaced in September 2007 by our current CEO and President, Kenneth J. Witkin, (ii) in May 2007, we determined to focus solely on core operations and ceased making equity real estate investments through joint ventures arrangements since we did not believe we were receiving appropriate value for such investments in the marketplace combined with the dilutive effect of such investments on our ability to pay dividends and (iii) in July 2007, when concerns over the sub-prime residential markets began impacting liquidity and valuations in the commercial real estate market, we suspended new investment activity due to the uncertainty about our ability to secure short-term financing under repurchase agreements and long-term financing through the issuance of collateral debt obligations. As we await the credit and capital markets to improve and stabilize, our primary focus has been securing our liquidity by paying down and terminating outstanding repurchase agreements and managing our existing portfolio of assets to minimize credit risks.

The current credit and capital market environment is unstable and we continue to review and analyze the impact on potential avenues of liquidity. We are considering plans to restart our lending program and will resume origination activities when we are comfortable with the expected pricing of, and have reasonable access to, capital both in the debt and equity credit and capital markets that will enable us to achieve our growth objectives. We continue to explore equity and debt capital raising options as well as other strategic alternatives. As a result of the rapidly changing and evolving markets that continue to create challenges in our industry, we may experience (i) lower loan originations and margins, (ii) reduced access to and increased cost of financing and (iii) as our portfolio is reduced by scheduled maturities and prepayments, reduced funds available for distribution as dividends.

As we continue to assess the impact of the credit markets on our long-term business strategy, we have been primarily focused on actively managing our existing investment portfolio. As of December 31, 2007, the net carrying value of our investments was approximately $1.7 billion, including origination costs and fees and net of repayments and sales of partial interests in loans and CMBS, with a weighted average spread to 30-day LIBOR of 307 basis points for our floating rate investments and a weighted average yield of 7.11% for our fixed rate investments. Our portfolio is comprised solely of commercial real estate debt and equity investments with no sub-prime exposure. We have long-term financing in place through our first CDO issuance, which provides approximately $509.0 million of financing with an average cost of 90-day LIBOR plus 50.6 basis points and our second CDO issuance which provides $831.0 million of financing with an average cost of 90-day LIBOR plus 40.6 basis points. Our CDOs contain reinvestment periods of five years during which we can use the proceeds of loan repayments to fund new investments. As of December 31, 2007, we had approximately 3.2 years and 4.2 years remaining in our reinvestment period for our first and second CDO, respectively.

On December 31, 2007, we had approximately $163.0 million of cash and cash equivalents available, of which $26.0 million was unrestricted. We have long-term financing for 86% (95% at March 17, 2008) of our portfolio in place through our existing CDOs and mortgage loans. In order to effectively match-fund our investment portfolio we have been aggressively reducing amounts outstanding under our repurchase facility with Wachovia Bank, National Association, or Wachovia. Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends, fund debt service and for other general corporate purposes. Our primary sources of funds for short-term liquidity, including working capital, distributions and additional investments consist of (i) cash flow from operations; (ii) proceeds from our existing CDOs; (iii) proceeds from principal and interest payments on our investments; (iv) proceeds from potential loan and asset sales; (v) proceeds from potential joint ventures; and to a lesser extent (vi) new financings or additional securitization or CDO offerings and (vii) proceeds from additional common or preferred equity offerings or offerings of trust preferred securities. We believe these sources of funds will be sufficient to meet our liquidity requirements.

Due to recent market turbulence, we do not anticipate having the ability in the near term to access equity capital through the public markets or debt capital through warehouse lines, new CDO issuances, or new trust preferred issuances. We continue to explore equity and debt capital raising options as well as other strategic alternatives; however, in the event we are not able to successfully secure financing, we will rely on cash flows from operations, principal payments on our investments, and proceeds from potential joint ventures and asset and loan sales to satisfy these requirements. If we (i) are unable to renew, replace or expand our sources of financing on substantially similar terms, (ii) are unable to execute asset and loan sales on time or to receive anticipated proceeds there from, (iii) fully utilize available cash or (iv) are unable to secure a joint venture on favorable terms or at all, it may have an adverse effect on its business, results of operations and ability to make distributions to its stockholders.

Our current and future borrowings may require us, among other restrictive covenants, to keep uninvested cash on hand, to maintain a certain portion of our assets free from liens and to secure such borrowings with our assets. These conditions could limit our ability to do further borrowings. If we are unable to make required payments under such borrowings, breach any representation or warranty in the loan documents or violate any covenant contained in a loan document, our lenders may accelerate the maturity of our debt or require us to pledge more collateral. If we are unable to pay off its borrowings in such a situation, (i) we may need to prematurely sell the assets securing such debt, (ii) the lenders could accelerate the debt and foreclose on our assets that are pledged as collateral to such lenders, (iii) such lenders could force us into bankruptcy, or (iv) such lenders could force us to take other actions as to protect the value of their collateral. Any such event would have a material adverse effect on our liquidity and the value of our common stock.

As of December 31, 2007, our investment portfolio (excluding our two direct real estate assets) of approximately $1.7 billion in assets, including origination costs and fees, and net of repayments and sales of partial interests in loans, consisted of the following:

Security Description	Carrying Value	Number of Investments	Percent of Total Investments	Weighted Average
				Coupon	Yield to Maturity	LTV
	(In thousands)
Whole loans(1)	$881,089	41	52.3%	6.78%	6.58%	69%
B Notes	218,317	11	13.0%	7.96%	8.29%	67%
Mezzanine loans	282,297	14	16.8%	9.70%	9.41%	73%
CMBS	236,134	67	14.0%	5.99%	7.17%	—
Joint venture investments(2)	66,023	8	3.9%	—	—	—

Total investments	$1,683,860	141	100.0%
Loan loss reserve	(19,650)

Total investments, net	$1,664,210

(1)	Includes originated whole loans, acquired whole loans and bridge loans.
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

Beginning in the third quarter of 2007, the global economy was impacted by the deterioration of the U.S. sub-prime residential mortgage market and the weakening of the U.S. housing markets, both of which have become worse than many economists had predicted. The significant increase in the foreclosure activity and rising interest rates in mid-2007 depressed housing prices further as problems in the sub-prime markets spread to the other mortgage markets. The well-publicized problems in the residential markets spread to other financial markets, causing corporate credit spreads (or cost of funds) to widen dramatically. Banks and other lending institutions started to tighten lending standards and restrict credit. The structured credit markets, including the

CMBS and CDO markets, have seized up as investors have shunned the asset class owning to sub-prime and transparency worries. In particular, the short-term, three to five year floating rate debt market has effectively shut down and as the turmoil continues to spread, almost all fixed income capital markets have been negatively impacted and liquidity in these markets remains severely limited. While delinquencies in the commercial real estate markets remain quite low, the lack of liquidity in the CMBS and other commercial mortgage markets is negatively impacting sales and financing activity. It is widely believed that if the credit crisis continues for several more quarters, commercial real estate values will be negatively impacted, as the higher cost or lack of availability of debt financing become a reality for real estate owners. While we believe these conditions are temporary and the commercial real estate market has strong fundamentals over the long-term, we are unable to predict how long these trends will continue and what long-term impact it may have on the market.

In the short-term, we believe the current environment of rapidly changing and evolving markets will provide increasing challenges to both our industry and our company. While we continue to believe the commercial lending business has strong long-term fundamentals and is being adversely affected by recent volatility in the credit and capital markets, due to these uncertainties, we may experience the following: (i) lower or no loan originations and lower margins, (ii) reduced access to, if at all, and increased cost of, financing, and (iii) reduced cash available for distribution to stockholders, particularly as our portfolio is reduced by scheduled maturities and prepayments.

During 2007, we experienced a number of changes due to company specific and industry wide developments and have actively taken actions to address such changes, which include (i) in April 2007, we announced the resignation of our former CEO and President, Keith Gollenberg, who was replaced in September 2007 by our current CEO and President, Kenneth J. Witkin, (ii) in May 2007, we determined to focus solely on our core operations and cased making equity real estate investments through joint ventures arrangements since we did not believe we were receiving appropriate value for such investments in the marketplace combined with the dilutive effect of such investments on our ability to pay dividends and (iii) in July 2007, when concerns over the sub-prime residential markets began impacting liquidity and valuations in the commercial real estate market, we suspended new investments, due to the uncertainty about our ability to secure short-term financing under repurchase agreements and long-term financing through the issuance of collateral debt obligations.

Given the recent volatility in the credit and capital markets and the effects on our liquidity, we have not entered into a new investment since July 2007. The current credit and capital market environment is unstable and we continue to review and analyze the impact on potential avenues of liquidity. We are considering plans to restart our lending program and will resume origination activities when we are comfortable with the expected pricing of, and have reasonable access to, capital both in the debt and equity credit and capital markets that will enable us to achieve our growth objectives. The current financial turmoil has also started to impact our borrower’s ability to service their debt and refinance their loans as they mature. As we await the credit and capital markets to improve and stabilize, our primary focus has been securing our liquidity by paying down outstanding repurchase agreements and managing our existing portfolio of assets to minimize credit risks.

Due to our status as a REIT, we are required to distribute at least 90% of our REIT taxable income to stockholders. As our loans are repaid and/or we sell our loans, if we do not begin lending again, we will experience declines in the size of the investment portfolio over time. A reduction in the size of our investment portfolio would also result in reduced income available for distribution and perhaps to a lower dividend as compared to historical standards.

During the year ended December 31, 2007, we received approximately $322 million of proceeds from a combination of (i) scheduled principal payments and maturities, (ii) loan prepayments and (iii) loan sales. We expect this trend to continue in 2008 and we expect to make a limited number of new investments in 2008 to fully utilize capacity on our existing CDOs. Our CDOs contain reinvestment periods of five years during which we can use the proceeds of loan repayments to fund new investments. As of December 31, 2007, we have approximately 3.2 years and 4.2 years remaining in our reinvestment period for our first and second CDO, respectively. The volume of any new investment activity would be substantially lower than our historical production. However, since credit spreads have increased significantly since the issuance of our CDOs we expect higher margins for any new investments based on current credit spreads and market conditions.

On December 31, 2007, we had approximately $163.0 million of cash and cash equivalents available, of which $26.0 million was unrestricted. We have long-term financing for 86% (95% at March 17, 2008) of our portfolio in place through our existing CDOs and mortgage loans. In order to effectively match-fund our investment portfolio, we have been aggressively reducing amounts under our repurchase facility with Wachovia going from $217.0 million at September 30, 2007 to $145.0 million at December 31, 2007. Subsequent to December 31, 2007, we have further reduced the Wachovia obligation to approximately $31.0 million. Additionally, we repaid and terminated our repurchase facilities with Deutsche Bank and Bank of America. We expect the availability of warehouse lines, which we use to finance loan originations that will ultimately be packaged in CDO offerings, will be limited in the near-term due to reduced liquidity in the CDO market and a lesser appetite for new CDO issuances. As we await the recovery of these traditional avenues of liquidity, we are considering several alternative equity and debt capital raising options as well as analyzing our fundamental business model.

Results of Operations

The Company also noted that it has retained Goldman Sachs as its financial advisor to assist the Company with its strategic and operational initiatives.

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

Revenues

Investment income is generated on our whole loans and bridge loans, subordinate interests in whole loans, mezzanine loans and CMBS investments. Investment income increased by $64.8 million to $129.4 million for the year ended December 31, 2007, from $64.6 million for the year ended December 31, 2006, as the overall average investment portfolio increased to $1.5 billion December 31, 2007, from $922.0 million for the year ended December 31, 2006. Specifically, the primary components of the increase for the year ended December 31, 2007 was generated by our whole loans ($36.1 million), B Notes ($5.6 million), mezzanine loans ($10.4 million) and CMBS ($10.0 million).

Property operating income increased by $0.9 million to $7.0 million for the year ended December 31, 2007, from $6.1 million for the year ended December 31, 2006, which primarily represents the inclusion of twelve months of rental income for the Loch Raven joint venture, which was acquired on March 28, 2006.

Other income increased by $1.3 million to $4.6 million for the year ended December 31, 2007, from $3.3 million for the year ended December 31, 2006, which represents interest earned on cash balances primarily from overnight repurchase investments.

Expenses

Interest expense increased by $51.7 million to $93.9 million for the year ended December 31, 2007, from $42.2 million for the year ended December 31, 2006. The primary components of interest expense included $65.3 million of interest on our CDO financings, $18.5 million of interest on borrowings on our warehouse facilities, $3.2 million of interest on our consolidated real estate joint venture mortgages, and $4.1 million of interest on our trust preferred securities. The primary reason for the increase in 2007 was due to higher average outstanding debt resulting from the issuance of our second CDO in 2007.

Management fees increased by $1.2 million to $7.7 million for the year ended December 31, 2007, from $6.5 million for December 31, 2006. The increase is due primarily to an increased average equity balance from which management fees are derived, due to additional equity raised through our October 2006 IPO.

Property operating expenses increased by $0.9 million to $4.0 million for the year ended December 31, 2007, from $3.1 million for December 31, 2006, which primarily represents operating expenses from our two consolidated joint ventures. The increase is due primarily to the inclusion of twelve months of expenses for the Loch Raven joint venture, which was acquired on March 28, 2006.

General and administrative expenses decreased by $1.0 million to $9.4 million for the year ended December 31, 2007, from $10.4 million for December 31, 2006. The largest component of the decrease was stock-based compensation expense, which decreased $2.6 million from the prior period driven by a lower stock price at December 31, 2007 from which the fair value of unvested restricted stock and options is derived. Offsetting the overall decrease was an increase in professional fees of approximately $1.1 million which increased primarily due to implementation of Section 404 of the Sarbanes Oxley Act of 2002 and having a full year of public company reporting requirements.

The management fees, expense reimbursements, formation costs and the relationship between our Manager, our affiliates and us are discussed further in “Related Party Transactions.”

Depreciation and amortization expenses increased by $0.5 million to $2.0 million for the year ended December 31, 2007 from $1.5 million for the year ended December 31, 2006, which primarily represents depreciation and amortization from our two consolidated joint ventures. The increase is due primarily to the inclusion of twelve months of expenses for the Loch Raven joint venture, which was acquired on March 28, 2006.

Loss on impairment of loan

Loss on impairment of loan increased to $7.8 million for the year ended December 31, 2007 from $0 for the year ended December 31, 2006. After taking control and possession of the Monterey property, management estimated the fair value of the Monterey property at the date of foreclosure and concluded the carrying value exceeded the estimated fair value of net assets acquired and, as a result, an impairment of $7.8 million was recorded.

Provision for loan losses

The provision for loan losses increased to $19.7 million for the year ended December 31, 2007 from $0 for the year ended December 31, 2006. The loan loss reserve in 2007 is due to three loans that are either on the watch-list or are non-performing, where management estimated the loans may not be fully recoverable based on current market conditions and specific facts and circumstances for each loan.

Gains (losses) on sale of investments

Losses on sale of investments changed by $0.8 million to a loss of $0.5 million for the year ended December 31, 2007, from a gain of $0.3 million for the year ended December 31, 2006. The loss in 2007 is related to the sale of a loan investment.

Gains (losses) on derivatives

Loss on derivatives changed by $5.5 million to a loss of $1.9 million for the year ended December 31, 2007 from a gain of $3.6 million for the year ended December 31, 2006. The $3.6 million was a realized gain related to the termination of interest rate swaps in conjunction with our first CDO transaction and the sale of an A note in the first quarter of 2006. $1.5 million realized of the realized losses in 2007 was due to a terminated interest rate swap that was settled in connection with the sale of a loan investment that was being hedged.

Loss on impairment of assets held for sale

Subsequent to foreclosure of the Monterey and Rodgers Forge properties, there was significant deterioration in the Baltimore area and metropolitan DC area condominium markets as well as a severe dislocation of the capital and credit markets precipitated by the sub-prime lending crisis. As a result of these events, management determined that its original business plans to convert the Rodgers Forge and Monterey properties to condominiums were no longer viable and that the properties may be impaired. Based on the management estimate of future undiscounted cash flows as apartment properties, the long-lived assets of the Rodgers Forge and Monterey properties were no longer fully recoverable. Impairment losses of $17.7 million and $37.0 million, respectively, on the Rodgers Forge and Monterey properties were determined based on the difference between the carrying values of the long-lived assets and their estimated fair market values. The estimated fair market values were based on discounted cash flow projections which assumed the properties were sold when stabilized and were supported by third party offers to purchase the Rodgers Forge property and an independent third party appraisal for the Monterey property.

Operating results from discontinued operations

Operating results from discontinued operations consist primarily of rental income, rental expenses and interest expenses attributable to rental operations of Rodgers Forge and Monterey properties that were consolidated by us after the properties were foreclosed upon in May of 2007.

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

Expenses

Interest expense increased by $39.5 million to $42.2 million for the year ended December 31, 2006, from $2.7 million for the period May 10, 2005 (inception) through December 31, 2005, of which $22.6 million represents interest on our first CDO financing, which had a weighted average spread to 30-day LIBOR of 51 basis points (or 5.86%), $12.5 million represents interest on borrowings on our warehouse facilities, which had a weighted average spread to 30-day LIBOR of 69 basis points (or 6.04%), $2.7 million represents interest on our consolidated real estate joint venture mortgages, and $1.7 million represents interest on our trust preferred securities. The primary components of the remaining balance in interest expense is comprised of $1.1 million of net swap interest income related to our derivative contracts, $0.5 million amortization of deferred interest expense related to a development project, $1.2 million of amortization of deferred financing costs related, primarily, to the closing of our warehouse facilities and our CDO financing and $0.4 million of servicing fees.

Management fees increased by $3.4 million to $6.5 million for the year ended December 31, 2006, from $3.1 million for the period May 10, 2005 (inception) through December 31, 2005. $2.5 million was attributable to the fact that the 2006 reporting period was for four full quarters, $0.7 million was attributable to the additional equity raised through our October 2006 initial public offering, or our IPO, and $0.2 million attributable to the management fee charged on our trust preferred securities from July 27, 2006 to September 27, 2006, which represents fees paid or payable to our Manager under our management agreement.

Property operating expenses increased by $3.1 million to $3.1 million for the year ended December 31, 2006, from none for the period May 10, 2005 (inception) through December 31, 2005, which primarily represents operating expenses from our two consolidated joint ventures.

General and administrative expenses increased by $4.9 million to $10.4 million for the year ended December 31, 2006, from $5.5 million for the period May 10, 2005 (inception) through December 31, 2005, of which the primary drivers of the increase were attributable to $2.6 million from professional fees, insurance, and general overhead costs, $1.1 million from purchase and acquisition investment activity, offset by a decrease in formation costs of $0.9 million which represent direct organizational, administrative and consulting expenses incurred prior to May 10, 2005 related to establishing our structure and operations. Of these costs, $0.4 million were reimbursed to an affiliate of our Manager, CBRE|Melody, from the proceeds of our June 2005 private offering. Stock-based compensation expenses increased $2.1 million for the year ended December 31, 2006. This represents the cost of restricted stock and options granted to our Manager, our executive officers and directors and certain persons related to our Manager. The restricted stock for our independent directors vest one year from the date of grant and for all other grantees will vest equally over a three-year period. The shares of restricted stock receive dividends as declared and paid. The compensation expense recorded for the year ended December 31, 2006 represents a ratable portion of the expense based on the fair value of these shares and options over their vesting period.

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

Risk Management

As of December 31, 2007, we had the following watch list and non-performing loans (in thousands):

Investment Type	Classification	Carrying Value *	% of Total Assets
B-Note	Non-Performing	$42,830	2.0%
Whole loan	Watch	11,949	0.6%
Mezzanine Loan	Watch	40,000	1.9%

Total		$94,779	4.5%

*	At December 31, 2007, we had a $19.7 million loan loss reserve against these assets.

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

A $42.8 million investment classified as non-performing is secured by a class A parcel of land in New York City, or the Drake, that is intended to be developed into a mixed use retail site. The B-Note was originally due on October 1, 2007 and was extended for 60-days with the sponsor funding an additional $150 million of cash equity. Interest on the loan has been paid through December 31, 2007 at the contractual rate. The ultimate value of the loan is dependent on several factors that are outside of our control, such as the ultimate use of the project, the timing of completion and negotiations with potential tenants, and adverse events not currently anticipated could have a material impact on the value of the underlying collateral and ultimate realizability of the loan balance. Given the recent state of the credit and capital markets and uncertainty in the commercial real estate markets, the estimated collateral value is a significant estimate. The value of the collateral could be less than our current estimate of fair value, due to lack of liquidity in credit markets, declines in the value of commercial real estate, insufficient time to market or develop the property or other factors, which could result in a partial or full loss in the value of our position.

Watch List Assets

We conduct a quarterly comprehensive credit review, resulting in an individual risk classification being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an “early warning system.”

The first watch list asset is a whole loan for a class B office property located in a suburb of Chicago, Illinois. As of December 31, 2007, the borrower of the whole loan had several defaults under the loan agreement that management does not expect the borrower will have the ability to cure and, as a result, foreclosure of this property is probable. Management obtained an independent, third party appraisal of the collateral value of this property which indicated that the fair value of the collateral, net of expected selling costs, was less than our carrying value as of December 31, 2007 and, as a result, we recorded a reserve to reduce the value of the loan to the fair value of the collateral. Subsequent to December 31, 2007, this asset was non-performing.

The second watch list asset is for a mezzanine loan that has an aggregate carrying value of $40.0 million, or EOP. The loan was due on February 9, 2008 and is collateralized by four class A office properties located in New York City. The sponsor of this investment is also the sponsor of the Drake disclosed above as a non-performing loan. Subsequent to December 31, 2007, this asset was non-performing when principal was not repaid in full upon maturity. Based on management’s estimated fair market value of the collateral, the estimated loan to value ratio of our position is approximately 100%. Given the recent state of the credit and capital markets and uncertainty in the real estate market, the estimated collateral value of the four underlying assets is a significant estimate. The value of the loan is contingent on events that are outside of our control and adverse events not currently anticipated could have a material impact on the value of the underlying collateral and ultimate realizability of the loan balance. The proceeds from a sale of the underlying properties could be less than our estimate of fair value, due to lack of liquidity in credit markets, declines in the value of commercial real estate, insufficient time to market the property or other factors, which could result in a partial or full loss in the value of our investment. If the fair market value of the collateral decreases 5% or approximately $150 million from our estimates, our loan would be fully impaired.

Loan Loss Reserve

As of December 31, 2007 and 2006, we had a loan loss reserve for non-performing loans and watch-list assets of $19.7 million and $0, respectively. We estimated the loan loss reserve based on consideration of current economic conditions and trends, the intent and wherewithal of the sponsors, the quality and estimated value of the underlying collateral and other factors.

Liquidity and Capital Resources

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, meet future funding requirements from our existing loan portfolio, pay dividends, fund debt service, fund new investments and for other general business needs. Our primary sources of funds for short-term liquidity, including working capital, distributions, debt service, and additional portfolio funding consist of (i) cash flow from operations; (ii) proceeds from our existing CDOs; (iii) proceeds from principal and interest payments on our investments; (iv) proceeds from potential loan and asset sales; (v) proceeds from potential joint ventures; and to a lesser extent (vi) new financings or additional securitization or CDO offerings and (vii) proceeds from additional common or preferred equity offerings or offerings of trust preferred securities. Due to recent market turbulence, we do not anticipate having the ability in the near-term to access equity capital through the public markets or debt capital through warehouse lines, new CDO issuances, or new trust preferred issuances. Therefore, we will rely primarily on cash flows from operations, principal and interest payments on our investments, restricted cash available to fund future loan commitments in our first CDO, our line of credit available to fund loan commitments in our second CDO, and proceeds from potential joint ventures, asset sales and alternative sources of financing, if any. We believe these sources of funds will be sufficient to meet our liquidity requirements described above for at least the next twelve months.

As of December 31, 2007, we have long-term financing in place for approximately 86% (95% at March 17, 2008) of our portfolio, primarily through our existing CDOs. While financing for our existing portfolio is secure, our ability to meet our business objectives over the long-term will require us to obtain additional debt financing and equity capital in addition to the sources currently available to us described above. If we (i) are unable to replace our existing sources of financing on substantially similar terms, (ii) are unable to execute asset and loan sales or to receive anticipated proceeds therefrom, (iii) fully utilize available cash or (iv) are unable to secure a joint venture on favorable terms or at all, it may have an adverse effect on our business, results of operations and ability to make distributions to our stockholders. Our borrowings may require us, among other restrictive covenants, to keep uninvested cash on hand, maintain a certain portion of our assets free from liens and to secure such borrowings with our assets. These conditions would limit our ability to do further borrowings. If we are unable to make required payments under such borrowings, breach any representation or warranty in the loan documents or violate any covenant contained in a loan document, our lenders may accelerate the maturity of our debt or require us to pledge more collateral. If we are unable to pay off our borrowings in such a situation, (i) we may need to prematurely sell the assets securing such debt, (ii) the lenders could foreclose on our assets that are pledged as collateral to such lenders, (iii) such lenders could force us into bankruptcy or (iv) such lenders could force us to take other acts to protect the value of their collateral. Any such event would have a material adverse effect on our liquidity and the value of our common stock.

To qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, we must distribute annually at least 90% of our taxable income. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. However, we believe that cash flows from operations will provide us with financial flexibility at levels sufficient to meet current and anticipated liquidity requirements, including paying required distributions to our stockholders and servicing our debt obligations and general working capital. As our loans are repaid and/or we sell our loans, if we do not begin lending again, we will experience decline in the size of our investment portfolio over time. A reduction in the size of our investment portfolio would also result in reduced income available for distribution and perhaps to a lower dividend as compared to historical standards.

On December 31, 2007, we had approximately $163.0 million of cash and cash equivalents available, of which $26.0 million was unrestricted. We have $1.3 billion of long-term financing in place for 86% (95% at March 17, 2008) of our portfolio through our existing CDOs and mortgage loans, priced at a spread to LIBOR of 46 basis points through our CDO bonds payable, supporting our existing portfolio of assets. In order to effectively match-fund our investment portfolio, we have been aggressively reducing amounts under our repurchase facility with Wachovia going from $217.0 million at September 30, 2007 to $145.0 million at December 31, 2007. Subsequent to December 31, 2007, we have further reduced the Wachovia obligation to approximately $31.1 million. We expect the availability of warehouse lines, which we use to finance loan originations that will ultimately be packaged in CDO offerings, will be limited in the near-term due to reduced liquidity in the CDO market and a lesser appetite for new CDO issuances. As we await the recovery of these traditional avenues of liquidity, we are considering several alternative equity and debt capital raising options as well as analyzing our fundamental business model.

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

On March 7, 2007, 130,200 shares of restricted stock and options to purchase 66,500 shares of the our common stock with an exercise price of $13.08 per share were issued to certain employees of our Manager under the 2005 equity incentive plan. Options granted under the 2005 Equity Incentive Plan are exercisable at the fair market value on the date of the grant and, expire five years from the date of the grant, subject to termination of employment, are not transferable other than at death, and are exercisable ratably over a three year period commencing one year from the date of the grant.

In August 2007, 60,000 shares of restricted stock were issued to certain of our officers under the 2005 Equity Incentive Plan.

In September 2007, 75,000 shares of restricted stock and options to purchase 24,000 shares of our common stock with an exercise price of $5.89 per share were issued to our newly hired president and chief executive officer under the 2005 Equity Incentive Plan.

In December 2007, 92,500 shares of restricted stock and options to purchase 45,500 shares of our common stock with an exercise price of $5.34 per share were issued to certain employees of our Manager under the 2005 Equity Incentive Plan.

As of December 31, 2007, 33,892 awards were available for issuance, and 975,205 restricted shares and 990,903 options have been issued, net of forfeitures, under the 2005 Equity Incentive Plan. These restricted shares and options have a vesting period of three years from the date of grant (except with respect to 2,668 restricted shares granted to our independent directors which vested one year from the date of grant).

Warehouse Lines

We historically financed our portfolio of securities and loans through the use of repurchase agreements. Currently, we have no warehouse facilities in place that will allow future borrowings. Below is a description of warehouse lines that we have used since inception.

DB Warehouse Facility

We had a $400.0 million master repurchase agreement, or the DB Warehouse Facility, with Deutsche Bank AG Cayman Islands Branch, or Deutsche Bank, which had an initial repurchase date of August 29, 2006. On August 6, 2007, the master repurchase agreement was amended to change the repurchase date to September 5, 2007. On September 5, 2007, we entered into an amendment to our master repurchase agreement with Deutsche Bank to amend the final repurchase date to September 28, 2007. On September 28, 2007, the outstanding borrowings under the master repurchase agreement were paid in full and the agreement was terminated.

Bank of America Warehouse Facilities

In January and February 2006, we entered into two facilities with Bank of America Securities, LLC and Bank of America N.A. that provided $450.0 million of aggregate borrowing capacity. These facilities were terminated on April 2, 2007.

Wachovia Warehouse Facility

In July 2006, we entered into a mortgage loan purchase agreement with Wachovia, that provided $175.0 million of aggregate borrowing capacity. The borrowings under this facility were paid off on October 4, 2006 and this facility was terminated.

In August 2006, we entered into a master repurchase agreement with Wachovia, that provided $300.0 million of aggregate borrowing capacity. On December 15, 2006 and February 8, 2007, the aggregate borrowing capacity was increased to $500.0 million and $700.0 million, respectively, and the increase period expired on April 2, 2007. After the expiration of the increase period, the maximum borrowing capacity was $300.0 million. On June 29, 2007, the aggregate borrowing capacity was increased to $400.0 million and the increase period expired on December 31, 2007 and the maximum borrowing capacity was reduced to $300.0 million. The Wachovia Warehouse Facility has an initial fixed repurchase date of August 24, 2009, which may be extended for a period not to exceed 364 days upon our written request to the buyer at least 30 days, but no more than 60 days, prior to the initial repurchase date, if (i) no default or event of default (as defined in the repurchase agreement) has occurred or continuing and (ii) upon our payment to Wachovia of a certain extension fee. Based on our investment activities, this facility provided for an advance between 50% and 95% based upon the collateral provided under a borrowing based calculation. Advances under this facility bore interest only, which is reset monthly, with a range of pricing spreads from 20 to 200 basis points over 30-day LIBOR. This facility previously financed our origination or acquisition of whole loans, subordinate mortgage interests and CMBS. As of December 31, 2007, and December 31, 2006, the outstanding balance under this facility was approximately $144.2 million and $361.8 million, respectively, with a weighted average borrowing rate of 6.28% and 6.03%, respectively. On April 2, 2007, in conjunction with our second CDO transaction, we paid off $517,701 of the outstanding debt. We do not expect to make any additional borrowings under this facility. As of December 31, 2007, the borrowings under this facility were collateralized by the following investments (dollars in thousands):

Investment Type	Number of Investments	Carrying Value
Whole Loans	4	$100,856
Subordinated Debt	1	$36,500
Mezzanine Loans	3	$75,000
CMBS	1	$4,121

The Wachovia Warehouse Facility contains certain covenants, the most material of which are requirements that we maintain a minimum consolidated tangible net worth of no less than the sum of $250,000 and 75% of the net proceeds of the issuance of any capital stock of any class, a ratio of total consolidated total indebtedness to consolidated total assets not to exceed 0.80 to 1.0, minimum consolidated liquidity of not less than $15,000 and consolidated interest coverage ratio not less than 1.4 to 1.0. In March 2008, we received from Wachovia a waiver of financial covenants which we were not in compliance with as of December 31, 2007: (i) we are required to have a ratio of total consolidated indebtedness to consolidated total assets not to exceed 0.80 to 1, (ii) we are required to have a consolidated interest coverage ratio of not less than 1.4 to 1.0 and (iii) we may not incur standard trade payables in excess of $500,000. We were in compliance with all other covenants and conditions as of December 31, 2007.

On January 24, 2008, we amended the Wachovia Warehouse Facility effective as of October 15, 2007. Under the amendment, the facility will terminate by March 31, 2009 and the maximum amount outstanding under the facility will be an amount equal to (i) $86.0 million through and until March 30, 2008, (ii) $50.0 million from and after March 31, 2008 through and until June 29, 2008, (iii) $35.0 million from and after June 30, 2008 through and until September 29, 2008, (iv) $20.0 million from and after September 30, 2008 through and until December 30, 2008, (v) $10.0 million from and after December 31, 2008 through and until March 30, 2009 and (vi) $0 from and after March 31, 2009. Additionally, the initial termination date can be extended by Wachovia for a period not to exceed 180 days upon receiving a written request from us at least 30 days but not earlier than 60 days prior to the initial termination date, provided, that certain conditions are satisfied. The agreement contains certain restrictive covenants, including that (i) at no time shall the ratio of our consolidated total indebtedness to our consolidated total assets for the immediately preceding fiscal quarter be greater than 0.85 to 1.00. In connection with the execution of this amendment, we agreed to pay a modification fee to Wachovia in the aggregate amount of $0.7 million in three equal monthly installments.

On January 23, 2008, we and CBRE Realty Finance Holdings, LLC as guarantors, entered into an Amended and Restated Guarantee Agreement replacing in its entirety the Guarantee Agreement, dated as of August 24,

2006, as amended by Amendment No. 1 to the Guarantee Agreement, dated as of March 13, 2007 and by Amendment No. 2 to the Guarantee Agreement, dated as of June 29, 2007, in connection with the Wachovia Warehouse Facility. Pursuant to the Amended and Restated Guarantee Agreement, the guarantors, among other things, unconditionally and irrevocably guarantee to Wachovia the prompt and complete payment and performance of the obligations under the Wachovia Warehouse Facility by the us when due. In addition, so long as no default, event of default or margin deficit has occurred and be continuing, the guarantors may make distributions solely to the extent necessary to preserve the status of us as a REIT. In addition, at no time shall the ratio of our consolidated total indebtedness to our consolidated total assets for the immediately preceding fiscal quarter be greater than 0.85 to 1.00 and at no time shall our fixed charge coverage ratio for the immediately preceding fiscal quarter was be less than 1.20 to 1.00. According to the Amended and Restated Guarantee Agreement, at no time on or before March 31, 2008 shall our consolidated liquidity of our be less than $5.0 million, and at no time on or after April 1, 2008 shall our consolidated liquidity of the Company be less than $10.0 million. Additionally, at no time shall our consolidated tangible net worth at the end of the last day of the immediately preceding fiscal quarter be less than the sum of (x) $250.0 million (y) 75% of the net proceeds from the issuance by us or any of our subsidiaries of any capital stock of any class subsequent to the our IPO. Finally, neither we nor CBRE Realty Finance Holdings, LLC shall at any time incur any indebtedness in excess of the sum of (i) $1.0 million (ii) customary and standard construction trade payables incurred by the guarantors in the ordinary course of business and (iii) indebtedness owed to Wachovia.

Collateralized Debt Obligations

For longer-term funding, while not currently available, we intend to utilize securitization structures, particularly CDOs, as well as other match-funded financing structures. CDOs are multiple class debt securities, or bonds, secured by pools of assets, such as whole loans, B Notes, mezzanine loans, CMBS and REIT debt. We believe CDO financing structures are an appropriate financing vehicle for our targeted real estate asset classes, because they will enable us to obtain long-term cost of funds and minimize the risk that we have to refinance our liabilities prior to the maturities of our investments while giving us the flexibility to manage credit risk.

In March 2006, we closed our first CDO transaction totaling approximately $600.0 million. We retained 100% of the equity interests in our CDO subsidiary that issued the CDO notes consisting of preference and common shares as well as 100% of the non-rated debt tranches. The notes issued by our CDO subsidiary are secured initially by a portfolio of whole loans, B Notes, mezzanine loans and CMBS. The structure contains a five-year reinvestment period during which we can use the proceeds of loan repayments to fund new investments. Our Manager acts as the collateral manager for our CDO subsidiary but does not receive any fees in connection therewith. We acted as the advancing agent in connection with the issuance of the CDO notes.

In April 2007, we closed our second CDO transaction totaling approximately $1.0 billion. We sold $880.0 million of bonds with an average cost of 90-day LIBOR plus 40.6 basis points and retained 100% of the equity interests in our CDO subsidiary that issued the CDO notes consisting of preference and common shares as well as 100% of the non-rated debt tranches. The notes issued by our CDO subsidiary are secured initially by a portfolio of whole loans, B Notes, mezzanine loans and CMBS. The structure contains a five-year reinvestment period during which we can use the proceeds of loan repayments to fund new investments. Our Manager acts as the collateral manager for our CDO subsidiary but does not receive any fees in connection therewith. We acted as the advancing agent in connection with the issuance of the CDO notes.

As of December 31, 2007, our CDO subsidiaries are leveraged as follows:

	Carrying Amount at 12/31/07	Stated Maturity	Interest Rate	Weighted Average Expected Life (years)
CDO I Bonds	$508,500	3/25/2046	5.44%	6.6
CDO II Bonds	$831,000	4/07/2052	5.65%	7.4

Mortgage Indebtedness

On December 14, 2005, our consolidated joint venture, Springhouse Apartments, LLC, obtained a $26.2 million loan in connection with the acquisition of real estate located in Prince George’s County, Maryland. The loan is collateralized by the aforementioned property, is guaranteed by Bozzuto and Associates Inc., our joint venture partner, matures on December 14, 2008, and bears interest at 30-day LIBOR plus 1.75%. As of December 31, 2007, the outstanding balance was $25.7 million with an interest rate of 6.35%.

On March 28, 2006, our consolidated joint venture, Loch Raven Village Apartments-II, LLC, obtained a $29.2 million loan in connection with the acquisition of real estate located in Baltimore, Maryland. The loan is collateralized by the aforementioned property, is guaranteed by Bozzuto and Associates Inc., our joint venture partner, matures on April 1, 2009, and bears interest at a fixed rate of 5.96%. As of December 31, 2007, the outstanding balance was $29.2 million.

On May 4, 2007, we assumed a $36.3 million mortgage loan in conjunction with the Rodgers Forge foreclosure. The loan matures on April 16, 2009 and bears interest equal to one-half of one percent (0.50%) above the Prime Rate. As of December 31, 2007, we were in technical default of certain covenants in this loan. As of December 31, 2007, the outstanding balance was $36.3 million, which is included in the liabilities held for sale in the consolidated balance sheet. Subsequent to December 31, 2007, we sold the Rodgers Forge property and the buyer assumed the mortgage in full.

On May 9, 2007, we assumed a $103.9 million mortgage loan in conjunction with the Monterey foreclosure. As of December 31, 2007, we were in default of certain covenants in this loan. As of the date hereof, the lender has not taken any formal or informal action in respect thereof. The loan matured on February 1, 2008 and bears interest at six-month LIBOR plus 3.25%. As of December 31, 2007, the outstanding balance was $104.0 million, which is included in the liabilities held for sale in the consolidated balance sheet. In November 2007, we halted making interest payments to the senior lender of Monterey. While we are in the process of negotiating a sale of the Monterey, which would include assumption of the mortgage by the buyer, the senior lender could foreclose on our position prior to the consummation of such sale.

Junior Subordinated Debentures

In July 2006, we completed the issuance of $50.0 million in unsecured trust preferred securities through a newly formed Delaware statutory trust, CBRE Realty Finance Trust I, or CRFT I, which is one of our wholly-owned subsidiaries. The securities bear interest at a fixed rate of 8.10% for the first ten years ending July 2016. Thereafter the rate will float based on the 90-day LIBOR plus 249 basis points. The base management fee that we pay to our Manager pursuant to the management agreement is based on gross stockholders’ equity which our board of directors had previously determined to include the trust preferred securities. We paid a base management fee on the trust preferred securities to the Manager from July 26, 2006 to September 27, 2006 in the amount of approximately $0.2 million. However, as per resolution of our board of directors, beginning September 28, 2006, we no longer pay such a fee on trust preferred securities to the Manager.

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

Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2007. The table excludes contractual commitments related to our derivatives, which we discuss in “Qualitative and Quantitative Disclosures about Market Risk,” and the incentive fee payable under the management agreement that we have with our Manager, which we discuss in Related Party Transactions because those contracts do not have fixed and determinable payments.

	Contractual commitments (in thousands) Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
CDO I bonds payable	$508,500	$—	$—	$—	$508,500
CDO II bonds payable	831,000	—	—	—	831,000
Wachovia Warehouse Facility(1)	144,183	144,183	—	—	—
Mortgage payable(2)	195,124	129,704	65,420	—	—
Trust preferred securities	50,000	—	—	—	50,000
Base management fees(3)	6,388	6,388	—	—	—

Total	$1,735,195	$280,275	$65,420	$—	$1,389,500

(1)	Subsequent to December 31, 2007, this balance has been reduced to $31.1 million.
(2)	Non-recourse to us.
(3)	Calculated only for the next 12 months based on our current gross stockholders’ equity, as defined in our management agreement.

Off-Balance Sheet Arrangements

As of December 31, 2007 and 2006, we had approximately $53.1 million and $41.0 million, respectively, of equity interest in six joint ventures as described in Note 7 to our financial statements for the year ended December 31, 2007, included elsewhere in this Annual Report on Form 10-K.

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

Related Party Transactions

Management Agreement

On June 9, 2005, we entered into a management agreement with our Manager, which provides for an initial term through December 31, 2008 with automatic one-year extension options for each anniversary date thereafter and is subject to certain termination rights. After the initial term, our independent directors will review our Manager’s performance annually and the management agreement may be terminated subject to certain termination rights. Our executive officers own approximately 26.1% of the Manager. We pay our Manager an annual management fee monthly in arrears equal to 1/12th of the sum of (i) 2.0% of our gross stockholders’ equity (as defined in the management agreement), or equity, of the first $400.0 million of our equity, (ii) 1.75% of our gross stockholders’ equity in an amount in excess of $400.0 million and up to $800.0 million and (iii) 1.5% of our gross stockholders’ equity in excess of $800.0 million. Additionally, from July 26, 2006 to

September 27, 2006, we considered the outstanding trust preferred securities as part of gross stockholders’ equity in calculating the base management fee. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. For the year ended December 31, 2007 and 2006, we paid approximately $7.8 million and $6.3 million, respectively, to our Manager for the base management fee under the management agreement. As of December 31, 2007, $0.5 million of management fees were accrued and constituted the management fee payable on our balance sheet.

In addition to the base management fee, our Manager may receive quarterly incentive compensation. The purpose of the incentive compensation is provide an additional incentive for our Manager to achieve targeted levels of Funds From Operations (as defined in the management agreement) (after the base management fee and before incentive compensation) and to increase our stockholder value. Our Manager may receive quarterly incentive compensation in an amount equal to the product of: (i) twenty-five percent (25%) of the dollar amount by which (A) our Funds From Operations (after the base management fee and before the incentive fee) per share of our common stock for such quarter (based on the weighted average number of shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of our common stock in our June 2005 private offering and the prices per share of our common stock in any subsequent offerings (including our IPO), multiplied by (2) the greater of (a) 2.25% or (b) 0.75% plus one-fourth of the Ten Year Treasury Rate (as defined in the management agreement) for such quarter, multiplied by (ii) the weighted average number of shares of our common stock outstanding during the such quarter. We will record any incentive fees as a management fee expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the management agreement. No amounts had been paid or were payable for incentive compensation under the management agreement as of December 31, 2007 and December 31, 2006.

The management agreement also provides that we will reimburse our Manager for various expenses incurred by our Manager or its affiliates for documented expenses of our Manager or its affiliates incurred on our behalf, including but not limited to costs associated with formation and capital raising activities and general and administrative expenses. Without regard to the amount of compensation received under the management agreement, our Manager is responsible for the salaries and bonuses of its officers and employees. For the year ended December 31, 2007 and 2006, we paid or had payable $0.8 million and $0.8 million, respectively, to our Manager for expense reimbursements, of which $0.1 million were accrued and are included in other liabilities on our balance sheet as of December 31, 2007.

GEMSA Servicing

GEMSA Loan Services, L.P., which we refer to as GEMSA, is utilized by us as a loan servicer. GEMSA is a joint venture between CBRE|Melody and GE Capital Real Estate. GEMSA is a rated master and primary servicer. Our fees for GEMSA’s services are at market rates.

For the year ended December 31, 2007 and 2006, we paid or had payable an aggregate of approximately $251,000 and $82,000, respectively, to GEMSA in connection with its loan servicing of a part of our portfolio. Such fees were at market rates.

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

As of December 31, 2007, an affiliate of the Manager, CBRE Melody of Texas, LP and its principals, owned 1,100,000 shares of our common stock (which were purchased in our June 2005 private offering), 300,000 shares of restricted common stock, and had options to purchase an additional 500,000 shares of common stock.

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

FFO for the year ended December 31, 2007 and 2006 and for the period May 10, 2005 (inception) through December 31, 2005 are as follows (dollars in thousands):

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Period May 10, 2005 (inception) through December 31, 2005
Funds from operations:
Net income (loss)	$(70,766)	$13,743	$1,052
Depreciation	—	—	—
Real estate depreciation and amortization:
Consolidated partnerships	1,859	1,492	—
Unconsolidated ventures	10,391	2,027	—
Discontinued operations	213	—	—

Funds from operations	$(58,303)	$17,262	$1,052

Cash flows provided by operating activities	$29,407	$7,925	$4,752
Cash flows used in investment activities	$(542,090)	$(860,191)	$(564,998)
Cash flows provided by financing activities	$521,165	$820,822	$609,623

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

We have evaluated our investments in CMBS, loans and other lending investments, and joint venture interests to determine whether they are variable interests in VIEs. For each of the investments, we have evaluated the sufficiency of the entities’ equity investment at risk to absorb expected losses, and whether as a group, does the equity have the characteristics of a controlling financial interest.

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

Our maximum exposure to loss as a result of its investments in these VIEs was approximately $279.0 million and $222.3 million as of December 31, 2007 and 2006, respectively.

The financing structures, including loans and other lending investments, that we offer to our borrowers on certain of its loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46R. Management has evaluated these entities and has concluded that none of them are VIEs that are subject to consolidation under FIN 46R.

We have identified one mezzanine loan as a variable interest in a VIE and has determined that we are not the primary beneficiary of this VIE and as such the VIE should not be consolidated in our consolidated financial statements. Our maximum exposure to loss would not exceed the carrying amount of this investment of $42.8 million. Our maximum exposure to loss, including the amortized cost of CMBS, as a result of our investments in these VIEs was $279.0 million as of December 31, 2007.

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

Valuation and Impairment of Commercial Mortgage-Backed Securities

CMBS are classified as available-for-sale securities and are carried on our balance sheet at fair value. As a result, changes in fair value are recorded as a balance sheet adjustment to accumulated other comprehensive income, which is a component of stockholders’ equity, rather than through our income statement. Estimated fair values are based on market prices from a third parties that actively participate in the CMBS market. We also use a discounted cash flow model that utilizes prepayment and loss assumptions based upon historical experience, economic factors and the characteristics of the underlying cash flow in order to substantiate the fair value of the securities. The assumed discount rate is based upon the yield of comparable securities. We also may, under certain circumstances, adjust these valuations based on our knowledge of the securities and the underlying collateral. These valuations are subject to significant variability based on market conditions, such as interest rates and credit spreads. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in the recorded amount of our investment. As fair value estimates may vary to some degree, we must make certain judgments and assumptions about the appropriate price used to calculate the fair values for financial reporting purposes. Different judgments and assumptions could result in different valuations. If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense on our income statement.

In accordance with Emerging Issues Task Force, or EITF, 99-20, we also assess whether unrealized losses on securities, if any, reflect a decline in value which is other than temporary and, accordingly, write the impaired security down to its value through earnings. For example, a decline in value is deemed to be other than temporary if it is probable that we will be unable to collect all amounts due according to the contractual terms of a security which was not impaired at acquisition. Temporary declines in value generally result from changes in market factors, such as market interest rates, or from certain macroeconomic events, including market disruptions and supply changes, which do not directly impact our ability to collect amounts contractually due. Significant judgment is required in this analysis. As of December 31, 2007, we had approximately $61.4 million of unrealized losses on CMBS securities. If we had come to the conclusion that all of our CMBS securities had experienced other than temporary impairment, our net loss would have increased by $61.4 million. To date, no such write-downs have been made.

Revenue Recognition

Interest income on loan investments is recognized over the life of the investment using the effective interest method. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration.

Income recognition is suspended for debt investments when receipt of income is not reasonably assured at the earlier of (i) management determining the borrower is incapable of curing, or has ceased efforts towards curing the cause of a default; (ii) the loan becomes 90 days delinquent; (iii) the loan has a maturity default; or (iv) the net realizable value of the loan’s underlying collateral approximates our carrying value of such loan. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. While income recognition is suspended, interest income is recognized only upon actual receipt.

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

We must periodically evaluate loans for possible impairment. Loans and other investments are considered impaired, for financial reporting purposes, when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the original agreement, or, for loans acquired at a discount for credit quality when it is deemed probable that we will be unable to collect as anticipated.

Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral may be determined by (i) independent appraisal, (ii) internal company models, (iii) market bids or (iv) a combination of these methods. Valuation of collateral and the resulting loan loss reserve is based on assumptions such as expected operating cash flows, expected capitalization rates, estimated time the property will be held, discount rates and other factors. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. Changes in market conditions, as well as changes in the assumption or methodology used to determine fair value, could result in a significant change in the recorded amount in our investment. Further, if actual results are not consistent with the Company’s assumptions and judgments used in estimating future cash flows and asset fair values, the Company may be exposed to losses greater than those estimated and such differences could be material to the results of operations.

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses. As of December 31, 2007, we have a loan loss reserve of $19.7 million.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, or SFAS No. 157, “Fair Value Measurements.” This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. We do not expect adoption of this pronouncement will have a significant impact on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, or SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” Entities are now permitted to measure many financial instruments and certain other assets and liabilities on an instrument-by instrument basis. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 159. We have elected to adopt the provisions of SFAS 159 on certain assets and liabilities. We expect the adoption of SFAS 159 will result in an increase in our net book value in Q1 2008.

In December 2007, the FASB issued Financial Accounting Standard No. 141R, “Business Combinations,” or SFAS No. 141R. SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations and stipulates that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for all transactions entered into on or after January 1, 2009. We are currently evaluating whether the adoption of SFAS No. 141R will have a significant impact on our financial statements.

In December 2007, the FASB issued Financial Accounting Standard No. 160 “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51,” or SFAS No. 160. SFAS 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS 160 also provides for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective on January 1, 2009. We are currently evaluating whether the adoption of SFAS No. 160 will have a significant impact on our financial statements.

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

Beginning in the third quarter of 2007, the global economy was impacted by the deterioration of the U.S. sub-prime residential mortgage market and the weakening of the U.S. housing markets, both of which have become worse than many economists had predicted. The significant increase in the foreclosure activity and rising interest rates in mid-2007 depressed housing prices further as problems in the sub-prime markets spread to the near-prime mortgage markets. The well-publicized problems in the residential markets spread to other financial markets, causing corporate credit spreads (or cost of funds) to widen dramatically. Banks and other lending institutions started to tighten lending standards and restrict credit. The structured credit markets, including the CMBS and CDO markets, have seized up as investors have shunned the asset class owning to sub-prime and transparency worries. In particular, the short-term, three to five year floating rate debt market has effectively shut down and as the turmoil continues to spread, almost all fixed income capital markets have been negatively impacted and liquidity in these markets remains severely limited. While delinquencies in the commercial real estate markets remain quite low, the lack of liquidity in the CMBS and other commercial mortgage markets is negatively impacting sales and financing activity. It is widely believed that if the credit crisis continues for several more quarters, commercial real estate values will be negatively impacted, as the higher cost or lack of availability of debt financing become a reality for real estate owners. While we believe these conditions are temporary and the commercial real estate market has strong fundamentals over the long-term, we are unable to predict how long these trends will continue and what long-term impact it may have on the market.

In the short-term, we believe the current environment of rapidly changing and evolving markets will provide increasing challenges to our industry and our company. While we continue to believe the commercial lending business has strong long-term fundamentals and is being adversely affected by the recent volatility in the credit and capital markets, due to these uncertainties, we may experience the following: (i) lower or no loan originations and lower margins, (ii) reduced access to, if at all, and increased cost of, financing, and (iii) as our portfolio is reduced by scheduled maturities and prepayments, reduced cash available for distribution to stockholders.

Given the recent volatility in the credit and capital markets and the affects of our liquidity, we have not entered into a new investment since July 2007. The current credit and capital market environment is unstable and we continue to review and analyze the impact on potential avenues of liquidity. We are considering plans to restart our lending program and will resume origination activities when we are comfortable with the expected pricing of, and have reasonable access to, capital both in the debt and equity credit and capital markets that will enable us to achieve our growth objective. The current financial turmoil has also started to impact our borrower’s ability to service their debt and refinance their loans as they mature. As we await the credit and capital markets to improve and stabilize, our primary focus has been securing our liquidity by paying down and terminating outstanding repurchase agreements and managing our existing portfolio of assets to minimize credit risks.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the year ended December 31, 2007 and 2006 would have increased our net interest expense by approximately $5.4 million and $2.5 million, respectively, and increased our investment income by approximately $6.2 million and $3.0 million, respectively. In 2007, due primarily to the uncertainty in the credit markets, there was significant volatility in interest rates and we expect this volatility to continue in 2008.

Our operating results will depend in large part on differences between the income from our loans and our borrowing costs. We generally match the interest rates on our loans with like-kind debt, so that fixed rate loans are financed with fixed rate debt and floating rate loans are financed with floating rate debt, directly or through the use of interest rate swaps or other financial instruments. The objective of this strategy is to minimize the impact of interest rate changes on our net interest income. Currently most of our borrowings, with the exception of the two most junior classes of our CDO bonds (aggregating $44.25 million) and one of our consolidated joint venture mortgages payable of $29.2 million are variable-rate instruments, based on 30-day LIBOR.

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

As of December 31, 2007, we have 30 interest rate swap agreements outstanding with a total notional value of $978.8 million and three basis swap agreements outstanding with a total notional value of $194.7 million to hedge our exposure on forecasted outstanding LIBOR-based debt. The market value of these interest rate swaps and basis swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there were a 100 basis point decrease in forward interest rates, the fair value of these interest rate swaps and basis swaps would have decreased by approximately $45.4 million at December 31, 2007. If there were a 100 basis point increase in forward interest rates, the fair value of these interest rate swaps would have increased by approximately $42.5 million at December 31, 2007.

Our hedging transactions using derivative instruments also involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The counterparty to our derivative arrangements are Credit Suisse International, Deutsche Bank AG, and Wachovia Bank N.A. with a senior unsecured debt credit rating of Aa3 by Moody’s with which we and our affiliates may also have other financial relationships. As a result, we do not anticipate that the counterparty will fail to meet their obligations. There can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

We utilize interest rate swaps to limit interest rate risk. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes. The following table sets forth our derivative instruments as of December 31, 2007:

Type of Hedge	Notional Amount	Swap Rate	Trade Date	Maturity Date	Estimated Value at December 31, 2007
Pay-Fixed Swap	$1,856,400	5.115%	19-Oct-06	01-Nov-11	$(83,220)
Pay-Fixed Swap	5,950,000	5.193%	30-Jan-07	01-Feb-12	$(292,563)
Pay-Fixed Swap	2,125,000	5.036%	07-Feb-07	07-Feb-12	$(91,875)
Pay-Fixed Swap	11,070,000	5.000%	16-Feb-07	01-Mar-12	$(466,075)
Pay-Fixed Swap	23,800,000	5.391%	25-Jun-07	18-Jun-12	$(1,409,053)
Pay-Fixed Swap	4,128,000	5.536%	18-Jul-07	10-Aug-17	$(346,453)
Pay-Fixed Swap	9,100,000	5.132%	15-Feb-06	17-Feb-12	$(378,007)
Pay-Fixed Swap	26,950,500	5.193%	28-Mar-06	13-Apr-16	$(1,542,843)
Pay-Fixed Swap	4,250,000	5.524%	07-Jul-06	11-Jul-11	$(239,728)
Pay-Fixed Swap	1,171,703	5.191%	17-Aug-06	01-Sep-11	$(54,438)
Pay-Fixed Swap	178,994,577	5.055%	16-Mar-06	25-Oct-11	$(5,314,078)
Pay-Fixed Swap	44,736,359	5.663%	12-May-06	25-Feb-18	$(3,751,533)
Pay-Fixed Swap	36,075,000	5.171%	19-Sep-06	25-Sep-11	$(1,547,350)
Pay-Fixed Swap	28,151,274	4.947%	15-Dec-06	25-Oct-11	$(1,016,019)
Pay-Fixed Swap	14,300,000	5.419%	20-Jun-07	25-Dec-08	$(196,230)
Pay-Fixed Swap	15,300,000	5.467%	20-Jun-07	18-Jun-12	$(954,169)
Pay-Fixed Swap	336,278,707	4.909%	02-Mar-07	07-Apr-21	$(11,257,057)
Basis Swap	58,112,000	5.338%	02-Mar-07	07-Jan-10	$72,486
Basis Swap	20,090,738	5.333%	02-Mar-07	15-Sep-11	$4,288
Basis Swap	116,450,000	5.335%	02-Mar-07	07-Apr-10	$48,280
Pay-Fixed Swap	28,290,000	4.842%	02-Mar-07	07-Oct-11	$(927,376)
Pay-Fixed Swap	25,000,000	4.842%	02-Mar-07	07-Oct-11	$(818,131)
Pay-Fixed Swap	13,500,000	4.842%	02-Mar-07	09-Apr-12	$(463,821)
Pay-Fixed Swap	25,000,000	4.842%	02-Mar-07	09-Jan-12	$(849,230)
Pay-Fixed Swap	23,610,000	4.842%	02-Mar-07	09-Apr-12	$(816,603)
Pay-Fixed Swap	16,200,000	4.842%	02-Mar-07	07-Jul-15	$(536,164)
Pay-Fixed Swap	2,835,000	4.842%	02-Mar-07	07-Oct-11	$(93,726)
Pay-Fixed Swap	12,000,000	4.842%	02-Mar-07	09-Jan-12	$(396,711)
Pay-Fixed Swap	17,000,000	5.472%	20-Jun-07	18-Jun-12	$(1,063,713)
Pay-Fixed Swap	7,550,000	5.679%	28-Jun-07	01-Oct-17	$(722,124)
Pay-Fixed Swap	28,700,000	5.600%	28-Jun-07	07-Oct-17	$(2,514,864)
Pay-Fixed Swap	8,500,000	5.654%	16-Aug-07	07-Jun-17	$(776,257)
Pay-Fixed Swap	26,400,000	5.390%	28-Sep-07	07-Oct-17	$(1,483,147)

Total	$1,173,475,258				$(40,277,504)

Market Value Risk

Our available-for-sale CMBS are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income pursuant to SFAS 115. The estimated fair value of these CMBS fluctuates primarily due to changes in interest rates, the creditworthiness of the mortgages securing these CMBS and other factors. Generally, in a rising interest rate environment, the estimated fair value of the fixed rate CMBS would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of the fixed rate CMBS would be expected to increase. In 2007, while benchmark interest rates decreased, we experienced declines in the fair market value of our CMBS securities primarily due to (i) increased overall credit spreads, which is the spread over risk-free interest rates that investors demand for a particular security and (ii) decreased liquidity in the CMBS markets. The increase in credit spreads is the result of the volatility in the credit markets primarily driven by concerns over the sub-prime credit markets.

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

Geographic Concentration Risk

As of December 31, 2007, approximately 30.0%, 9.0%, 47.0% and 8.0% of the outstanding balance of our loan investments had underlying properties in the East, the South, the West, and the Midwest, respectively, as defined by NCREIF, while the remaining 6.0% of the outstanding loan investments had underlying properties that are located throughout the rest United States.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Further, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors based primarily on our net income as calculated for tax purposes, in each case, our activities and balance sheet are measured with reference to historical cost and or fair market value without considering inflation.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CBRE Realty Finance, Inc.

We have audited the accompanying consolidated balance sheets of CBRE Realty Finance, Inc. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2007 and for the period May 10, 2005 (inception) through December 31, 2005. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Schedule under Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CBRE Realty Finance, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 and for the period May 10, 2005 (inception) through December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CBRE Realty Finance, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Hartford, Connecticut
March 17, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CBRE Realty Finance, Inc.

We have audited CBRE Realty Finance, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CBRE Realty Finance, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of CBRE Realty Finance, Inc.’s Annual Report on Form 10-K under the heading Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in Item 9A of CBRE Realty Finance, Inc.’s Annual Report on Form 10-K under the heading Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Rodgers Forge and Monterey properties, which is included in the 2007 consolidated financial statements of CBRE Realty Finance, Inc. and constituted $154,426 thousand and $4,557 thousand of total and net assets, respectively, as of December 31, 2007 and $2,028 thousand and $4,739 thousand of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of CBRE Realty Finance, Inc. also did not include an evaluation of the internal control over financial reporting of Rodgers Forge and Monterey.

In our opinion, CBRE Realty Finance, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of CBRE Realty Finance, Inc. and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Hartford, Connecticut
March 17, 2008

CBRE Realty Finance, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	December 31, 2007	December 31, 2006
Assets:
Cash and cash equivalents	$25,954	$17,933
Restricted cash	137,004	59,520
Loans and other lending investments, net	1,362,054	1,090,874
Commercial mortgage-backed securities, at fair value	236,134	222,333
Real estate, net	65,495	66,277
Investment in unconsolidated joint ventures	53,145	41,046
Derivative assets, at fair value	125	373
Accrued interest	9,304	6,656
Other assets	25,658	17,677
Assets held for sale	154,426	—

Total assets	$2,069,299	$1,522,689

Liabilities and Stockholders’ Equity:
Liabilities:
Collateralized debt obligations	$1,339,500	$508,500
Repurchase obligations	144,183	433,438
Mortgage notes payable	54,899	52,194
Note Payable	21,736	—
Derivative liabilities, at fair value	40,403	7,549
Management fees payable	566	712
Dividends payable	6,493	5,814
Accounts payable and accrued expenses	8,439	4,739
Other liabilities	39,732	47,060
Junior subordinated deferrable interest debentures held by trust that issued trust preferred securities	50,000	50,000
Liabilities related to assets held for sale	149,869	—

Total liabilities	1,855,820	1,110,006

Commitments and contingencies	—	—

Minority interest	663	813

Stockholders’ Equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2007 and December 31, 2006, respectively	—	—
Common stock par value $.01 per share; 100,000,000 shares authorized, 30,920,225 and 30,601,142 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	309	306
Additional paid-in-capital	422,275	420,986
Accumulated other comprehensive loss	(106,406)	(1,469)
Accumulated deficit	(103,362)	(7,953)

Total stockholders’ equity	212,816	411,870

Total liabilities and stockholders’ equity	$2,069,299	$1,522,689

The accompanying notes are an integral part of these financial statements.

CBRE Realty Finance, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the year ended December 31, 2007	For the year ended December 31, 2006	For the period May 10, 2005 (inception) through December 31, 2005
Revenues
Investment income	$129,416	$64,631	$9,342
Property operating income	7,004	6,100	—
Other income	4,609	3,322	3,057

Total revenues	141,029	74,053	12,399

Expenses
Interest expense	93,852	42,181	2,664
Management fees	7,695	6,515	3,158
Property operating expenses	3,950	3,110	—
Other general and administrative (including $1,292, $3,867 and $1,770, respectively, of stock-based compensation)	9,351	10,404	5,549
Depreciation and amortization	2,053	1,532	—
Loan loss provisions	19,650	—	—
Loss on impairment of asset	7,764	—	—

Total expenses	144,315	63,742	11,371

Gain (loss) on sale of investment	(500)	258	—
Gain (loss) on derivatives	(1,923)	3,552	24

Income (loss) from continuing operations before equity in net loss of unconsolidated joint ventures income taxes and discontinued operations	(5,709)	14,121	1,052
Equity in net loss of unconsolidated joint ventures	(5,721)	(453)	—

Income (loss) before minority interest and discontinued operations	(11,430)	13,668	1,052
Minority interest	(132)	(75)	—

Income (loss) from continuing operations	(11,298)	13,743	1,052

Discontinued Operations:
Operating results from discontinued operations	(4,739)	—	—
Loss on impairment of assets held for sale	(54,729)	—	—

Loss from discontinued operations	(59,468)	—	—

Net income (loss)	$(70,766)	$13,743	$1,052

Weighted-average shares outstanding:
Basic weighted average common shares outstanding	30,287	22,688	20,000

Diluted weighted average common shares and common share equivalents outstanding	30,287	22,837	20,108

Basic earnings per share:
Income (loss) from continuing operations	$(0.37)	$0.61	$0.05
Loss from discontinued operations	(1.96)	—	—

Net income (loss)	$(2.33)	$0.61	$0.05

Diluted earnings per share:
Income (loss) from continuing operations	$(0.37)	$0.60	$0.05
Loss from discontinued operations	(1.96)	—	—

Net income (loss)	$(2.33)	0.60	0.05

Dividends per common share	$0.80	$0.82	$0.19

The accompanying notes are an integral part of these financial statements.

CBRE Realty Finance, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Amounts in thousands, except per share and share data)

	Common Stock		Additional Paid- In-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Income (loss)
	Shares	Par Value
Balance at May 10, 2005 (inception)	1,000	$—	$1	$—	$—	$1	$—
Redemption of common stock	(1,000)	—	(1)	—	—	(1)	—
Net proceeds from common stock offering	20,000,000	200	282,265	—	—	282,465	—
Issuance of restricted shares of common stock	567,755	6	—	—	—	6	—
Stock-based compensation	—	—	1,764	—	—	1,764	—
Net income					1,052	1,052	1,052
Net unrealized loss on CMBS				(2,415)		(2,415)	(2,415)
Net unrealized gain on derivative instruments				667		667	667
Cash dividends declared or paid					(3,908)	(3,908)

Balance at December 31, 2005	20,567,755	206	284,029	(1,748)	(2,856)	279,631	(696)
Issuance of restricted shares of common stock	134,000	1	—	—	—	1	—
Net proceeds from common stock offering	9,945,020	99	133,090	—	—	133,189	—
Stock-based compensation	—	—	3,867	—	—	3,867	—
Net income					13,743	13,743	13,743
Net unrealized gain on CMBS				5,959		5,959	5,959
Net unrealized loss on derivative instruments				(5,680)		(5,680)	(5,680)
Cash dividends declared or paid					(18,840)	(18,840)
Forfeitures of common stock awards	(45,633)	—	—	—	—	—	—

Balance at December 31, 2006	30,601,142	306	420,986	(1,469)	(7,953)	411,870	14,022
Issuance of restricted shares of common stock	357,700	3	(3)	—	—	—	—
Stock-based compensation	—	—	1,292	—	—	1,292	—
Net loss					(70,766)	(70,766)	(70,766)
Net unrealized loss on CMBS				(64,775)		(64,775)	(64,775)
Net unrealized loss on derivative instruments				(40,162)		(40,162)	(40,162)
Cash dividends declared or paid					(24,643)	(24,643)
Forfeitures of common stock awards	(38,617)	—	—	—	—	—	—

Balance at December 31, 2007	30,920,225	$309	$422,275	$(106,406)	$(103,362)	$212,816	$(175,703)

The accompanying notes are an integral part of these financial statements.

CBRE Realty Finance, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the year ended December 31, 2007	For the year ended December 31, 2006	For the period May 10, 2005 (inception) through December 31, 2005
Operating Activities
Net income (loss)	$(70,766)	$13,743	$1,052
Loss from discontinued operations	59,467	—	—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net loss of unconsolidated joint ventures	5,665	453	—
Premium (discount) amortization, net	(413)	1,199	1,562
Other amortization	3,106	808	(179)
Depreciation	1,570	1,181	—
Stock-based compensation	1,292	3,867	1,770
Loss on impairment of originated loan	7,764	—	—
Provision for loan losses	19,650	—	—
Realized (gain) loss on sale of investment	500	(258)	—
Realized (gain) loss on derivatives	1,736	(3,577)	—
Unrealized (gain) loss on derivatives	187	25	(7)
Changes in operating assets and liabilities:
Restricted cash	407	(218)	—
Accrued interest	(3,858)	(3,204)	(3,452)
Other assets	3,738	(5,103)	(2,853)
Management fees payable	(146)	243	469
Accounts payable and accrued expenses	4,952	616	4,123
Other liabilities	767	(1,850)	2,267

Net cash provided by operating activities, continuing operations	35,618	7,925	4,752
Net cash used in operating activities, discontinued operations	(6,211)	—	—

Net cash provided by operating activities	29,407	7,925	4,752

Investing Activities
Purchase of CMBS	(91,238)	(140,210)	(83,747)
Repayment of CMBS principal	10,095	2,022	—
Proceeds from sale of CMBS	4,085	4,807	—
Origination and purchase of loans	(673,341)	(854,491)	(478,445)
Repayment of loan principal	205,435	165,153	28,694
Proceeds from sale of loans	116,715	44,642	—
Real estate acquisition	(1,099)	(35,785)	(31,923)
Investment in unconsolidated joint ventures	(17,763)	(41,499)	—
Cash and cash equivalents from acquired investments	73	—	—
Restricted cash	(81,891)	(47,812)	(3,239)
Other liabilities	(7,920)	42,982	3,662

Net cash used in investing activities, continuing operations	(536,849)	(860,191)	(564,998)
Net cash used in investing activities, discontinued operations	(5,241)	—	—

Net cash used in investing activities	(542,090)	(860,191)	(564,998)

Financing Activities
Proceeds from issuance of common stock, net of offering costs	—	133,190	282,465
Proceeds from issuance of CDOs	831,000	508,500	—
Proceeds from borrowings under repurchase agreements	481,194	869,973	314,179
Repayments of borrowings under repurchase agreements	(770,449)	(741,360)	(9,354)
Proceeds from issuance of trust preferred securities	—	50,000	—
Proceeds from mortgage loans	2,741	27,192	25,001
Proceeds from note payable	23,000	—	—
Repayments of note payable	(1,264)	—
Proceeds from settlement of derivatives	—	6,501	—
Payments from settlement of derivatives	(9,525)	—	—
Purchase of derivative asset	—	—	(338)
Deferred financing and acquisition costs paid	(15,417)	(9,601)	(1,532)
Restricted cash	3,999	(8,250)	—
Minority interest	(150)	376	436
Dividends paid to common stockholders	(23,964)	(15,699)	(1,234)

Net cash provided by financing activities	521,165	820,822	609,623

Net increase (decrease) in cash and cash equivalents	8,482	(31,444)	49,377
Cash and cash equivalents at beginning of period	17,933	49,377	—

Cash and cash equivalents at end of period	26,415	17,933	49,377
Less: cash and cash equivalents from discontinued operations at end of period	461	—	—

Cash and cash equivalents from continuing operations at end of period	$25,954	$17,933	$49,377

Supplemental cash flow disclosures
Interest paid	$87,855	$41,486	$1,537
Income taxes paid	$—	$—	$—
Interest capitalized	$1,163	$494	$—
Foreclosed assets assumed	$203,142	$—	$—
Foreclosed liabilities assumed	$151,542	$—	$—

The accompanying notes are an integral part of these financial statements.

CBRE Realty Finance, Inc.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2007

NOTE 1—ORGANIZATION

CBRE Realty Finance, Inc., (the “Company”), was organized in Maryland on May 10, 2005, as a commercial real estate specialty finance company focused on originating and acquiring whole loans, bridge loans, subordinate interests in whole loans, or B Notes, commercial mortgage-backed securities (“CMBS”), and mezzanine loans, primarily in the United States. As of December 31, 2007, the Company also owns interests in eight joint venture assets, two of which are consolidated in the consolidated financial statements and owns two direct real estate projects as a result of the foreclosure of two mezzanine loans. The Company commenced operations on June 9, 2005. The Company is a holding company that conducts our business through wholly-owned or majority-owned subsidiaries.

The Company is externally managed and advised by CBRE Realty Finance Management, LLC (the “Manager”), an indirect subsidiary of CB Richard Ellis Group, Inc. (“CBRE”), and a direct subsidiary of CBRE|Melody & Company (“CBRE|Melody”). As of December 31, 2007, CBRE|Melody also owned an approximately 4.5% interest in the outstanding shares of the Company’s common stock. In addition, certain of the Company’s executive officers and directors owned an approximately 6.2% interest in the outstanding shares of the Company’s common stock.

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

As of December 31, 2007, the net carrying value of investments held by the Company was approximately $1,664,610, including origination costs and fees and net of repayments and sales of partial interests in loans and CMBS, with a weighted average spread to 30-day LIBOR of 307 basis points for the Company’s floating rate investments and a weighted average yield of 7.11% for the Company’s fixed rate investments.

Liquidity is a measurement of the Company’s ability to meet potential cash requirements, including ongoing commitments to repay borrowings, meet future funding requirements from the existing loan portfolio, pay dividends, fund debt service and for other general business needs. The Company’s primary sources of funds for short-term liquidity, including working capital, distributions, debt service, and additional portfolio funding consist of (i) cash flow from operations; (ii) proceeds from existing CDOs; (iii) proceeds from principal and interest payments on investments; (iv) proceeds from potential loan and asset sales; (v) proceeds from potential joint ventures; and to a lesser extent (vi) new financings or additional securitization or CDO offerings and (vii) proceeds from additional common or preferred equity offerings or offerings of trust preferred securities. Due to recent market turbulence, the Company does not anticipate having the ability in the near-term to access equity capital through the public markets or debt capital through warehouse lines, new CDO issuances, or new trust preferred issuances. Therefore, the Company will rely primarily on cash flows from operations, principal and interest payments on investments, restricted cash available to fund future loan commitments in the Company’s first CDO, the line of credit available to fund loan commitments in the Company’s second CDO, and proceeds from potential joint ventures, asset sales and alternative sources of financing, if any. The Company believes these sources of funds will be sufficient to meet liquidity requirements described above for at least the next twelve months.

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

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions. Significant estimates in the consolidated financial statements include the valuation of the Company’s commercial mortgage backed securities, estimation of loan loss reserves, the valuation of derivatives and the determination of whether impairment of commercial mortgage backed securities is other-than-temporary.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash consists of tax and insurance escrows, margin amounts on derivative positions, cash held by the trustee of the Company’s CDOs transaction and leasehold improvement reserves held on behalf of certain borrowers.

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

The Company has identified one mezzanine loan as a variable interest in a VIE and has determined that the Company is not the primary beneficiary of this VIE and as such the VIE should not be consolidated in the its consolidated financial statements. The loan is for a mixed use development project. The Company’s maximum exposure to loss would not exceed the carrying amount of this investment of $42,830.

The Company’s maximum exposure to loss as a result of its investments in these VIEs was $278,964 and $262,677 as of December 31, 2007 and 2006, respectively.

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

In accordance with Emerging Issues Task Force, or EITF Issue 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” the Company also assesses whether unrealized losses on securities, if any, reflect a decline in value which is other than temporary and, accordingly, writes the impaired security down to its value through earnings. For example, a decline in value is deemed to be other than temporary if it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a security which was not impaired at acquisition. Temporary declines in value generally result from changes in market factors, such as market interest rates, or from certain macroeconomic events, including market disruptions and supply changes, which do not directly impact the Company’s ability to collect amounts contractually due. Additionally, for an impairment to be temporary, the company must demonstrate the intent and ability to hold the investments through at least their anticipated recovery period. Significant judgment is required in this analysis. To date, no such write-downs have been made.

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

On a periodic basis, the Company assesses whether there are any indicators that the value of its real estate properties may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Company does not believe that the value of its real estate property was impaired at December 31, 2007.

Revenue Recognition

Interest income on loan investments is recognized over the life of the investment using the effective interest method. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration.

Income recognition is suspended for debt investments when receipt of income is not reasonably assured at the earlier of (i) the Company determining the borrower is incapable of curing, or has ceased efforts towards curing the cause of a default; (ii) the loan becoming 90 days delinquent; (iii) the loan having a maturity default; or (iv) the net realizable value of the loan’s underlying collateral approximating our carrying value of such loan. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. While income recognition is suspended, interest income is recognized only upon actual receipt.

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

The Company must periodically evaluate loans for possible impairment. Loans and other investments are considered impaired, for financial reporting purposes, when it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the original agreement, or, for loans acquired at a discount for credit quality when it is deemed probable that the Company will be unable to collect as anticipated.

Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral may be determined by (i) independent appraisal, (ii) internal company models, (iii) market bids or (iv) a combination of these methods. Valuation of collateral and the resulting loan loss reserve is based on assumptions such as expected operating cash flows, expected capitalization rates, estimated time the property will be held, discount rates and other factors. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. Changes in market conditions, as well as changes in the assumption or methodology used to determine fair value, could result in a significant change in the recorded amount in our investment. Further, if actual results are not consistent with the Company’s assumptions and judgments used in estimating future cash flows and asset fair values, the Company may be exposed to losses greater than those estimated and such differences could be material to the results of operations.

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

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements and the amortization is reflected in interest expense. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close, are expensed in the period in which it is determined that the financing will not close. These costs are included in other assets at December 31, 2007 and 2006.

Borrowings

The Company financed the acquisition of its investments, including loans and securities available-for-sale, primarily through the use of secured borrowings in the form of repurchase agreements, warehouse facilities, trust preferred securities and other structured debt. The Company recognizes interest expense on all borrowings on an accrual basis.

Manager Compensation

The management agreement between the Company and the Manager (the “Management Agreement”) provides for the payment of a base management fee to the Manager and an incentive fee if the Company’s financial performance exceeds certain benchmarks. The base management fee and the incentive fee are accrued and expensed during the period for which they are calculated and earned. See Note 13 for further discussion of the specific terms of the computation and payment of the base management fee and the incentive fee.

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

One of the Company’s wholly-owned subsidiaries, CBRE Realty Finance TRS, Inc. (“CBF TRS”), is intended to be taxed as a corporation. The Company accounts for income taxes related to CBF TRS in accordance with the provisions of SFAS No. 109 (“SFAS 109”) “Accounting for Income Taxes.” Under SFAS 109, the Company accounts for income taxes using the asset and liability method. For financial reporting purposes current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in CBF TRS. Deferred income tax assets and liabilities are computed based on temporary differences between the financial statement and income tax bases of assets and liabilities that existed on the balance sheet date. As of December 31, 2007, CBF TRS has net operating loss carry forward for U.S. federal income tax purposes of $12,538, ($10,950, $922 and $666 for the tax periods ended December 31, 2007, 2006 and 2005, respectively, which are available to offset future taxable income, if any, through 2025 and 2027, respectively).

The characterization of the distributions paid to the Company’s common stockholders in 2007 and 2006 was 100% ordinary income.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company adopted FIN 48 effective January 1, 2007 and it had no material effect on its financial statements. Upon adoption of FIN 48, the Company elected an accounting policy to classify accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has no accrued interest and penalties recorded as of December 31, 2007.

Comprehensive Income (Loss)

Comprehensive income (loss) is recorded in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive income” (“SFAS 130”). SFAS 130 establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income (loss), is comprised of net income, as presented in the consolidated statements of operations, adjusted for changes in unrealized gains or losses on available for sale securities and changes in the fair value of derivative financial instruments accounted for as cash flow hedges. The reconciliation of the components of accumulated other comprehensive loss is as follows:

	Unrealized Gain (Loss) on Commercial Mortgage Backed Securities	Unrealized Gain (Loss) Gain on Derivatives	Total
Balance as of May 10, 2005 (inception)	$—	$—	$—
Net unrealized loss on commercial mortgage backed securities	(2,415)	—	(2,415)
Net unrealized gain on derivative instruments	—	667	667

Balance as of December 31, 2005	$(2,415)	$667	$(1,748)
Net unrealized gain on commercial mortgage backed securities	5,959	—	5,959
Net unrealized loss on derivative instruments	—	(5,680)	(5,680)

Balance as of December 31, 2006	$3,544	$(5,013)	$(1,469)
Net unrealized loss on commercial mortgage backed securities	(64,775)	—	(64,775)
Net unrealized loss on derivative instruments	—	(40,162)	(40,162)

Balance as of December 31, 2007	$(61,231)	$(45,175)	$(106,406)

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, (“SFAS No. 157”), “Fair Value Measurements.” This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The Company does not expect adoption of this pronouncement will have a significant impact on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” Entities are now permitted to measure many financial instruments and certain other assets and liabilities on an instrument-by instrument basis. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 159. The Company has elected to adopt the provisions of SFAS 159 on certain assets and liabilities. We expect the adoption of SFAS 159 will increase the Company’s net book value in Q1 2008.

In December 2007, the FASB issued Financial Accounting Standard No. 141R (“SFAS No. 141R”), “Business Combinations.” SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations and stipulates that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for all transactions entered into on or after January 1, 2009. The Company is currently evaluating whether the adoption of SFAS No. 141R will have a significant impact on its financial statements.

In December 2007, the FASB issued Financial Accounting Standard No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.” SFAS 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS 160 also provides for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective on January 1, 2009. The Company is currently evaluating whether the adoption of SFAS No. 160 will have a significant impact on its financial statements.

NOTE 4—FORECLOSED ASSETS

Accounting for Foreclosed Assets

The two foreclosed assets are the Monterey property in Bethesda, Maryland and the Rodgers Forge in Towson, Maryland. The Company foreclosed on the Monterey property, a 434-unit condominium conversion project, on May 9, 2007 and took immediate control. The Company foreclosed on Rodgers Forge, a 508-unit condominium conversion project, on May 4, 2007 and took control on June 19, 2007 after court ratification awarded it legal control of the property.

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

The results of operations of the properties from the date of foreclosure in May 2007 through December 31, 2007 are included as discontinued operations in the consolidated statement of operations. Had the acquisitions occurred on May 10, 2005 (inception), there would not have been a material impact on the results of operations on a pro forma basis. No material intangible assets were identified in the foreclosures.

Impairment of Foreclosed Assets

In May 2007, the Company foreclosed on its subordinated mortgage on the Rodgers Forge property. Rodgers Forge was an apartment to condominium conversion project that was under development at the time of foreclosure. After taking control and possession of Rodgers Forge, management evaluated which use of the underlying property would, in its estimate, maximize returns to stockholders and performed studies on the cost to complete development efforts and the demand for rental property and completed condominium units. Based on the results of these studies and analysis, management concluded that it believed the highest and best use for the project was both as an apartment and condominium conversion and estimated the fair market value of the development project using a discounted cash flow analysis. Management’s decision at the time of foreclosure, with construction of the project already underway, was based on a relatively strong market for condominiums at the time. The results of the valuation indicated that the estimated fair market value of the Rodgers Forge property on the date of foreclosure approximated the carrying value of $58,653.

Also in May 2007, the Company foreclosed on a 100% interest in Montrose Investment Holdings, LLC (“Montrose”) which was held as collateral for one of the Company’s mezzanine loans. Montrose has title to the Monterey property, an apartment to condominium conversion project that was under development at the time of foreclosure. At the time of foreclosure, with construction of the project already underway and a relatively strong market for condominiums at the time, management’s belief was that completion of the project as a condominium conversion was the most appropriate course of action at the time. After taking control and possession of the Monterey property, management determined the fair value of the Monterey property based on various factors, including the use of the underlying property that management thought would maximize returns to stockholders, the delay in development activities as a result of a claim by the Montgomery County Housing Authority and studies on the cost to complete development efforts and the demand for completed condominium units and a redeveloped rental property. Based on the results of this analysis, management concluded that it believed the highest and best use of the project was as a condominium conversion and estimated that the fair market value of the net assets received on the date of foreclosure was approximately $133,200, which was less than the carrying value on the date of foreclosure of $141,000. The deficit was driven by various factors, including the delay in development due to the Montgomery County Housing Authority issue and sales efforts on the project, an increase in secured liens assumed by the previous owner and an increase in the estimated costs to complete the project. As a result, the Company concluded that the foreclosure event triggered an impairment of $7,800 which was recorded in the consolidated statements of income for the year ended December 31, 2007.

During the second half of 2007, there was significant deterioration in the Baltimore area and metropolitan DC area condominium markets as well as a severe dislocation of the capital markets precipitated by the sub prime lending crisis. As a result of these events, management determined that their original business plans to convert the Rodgers Forge and Monterey properties to condominiums were no longer viable and that the properties may be impaired. Based on the Company’s estimate of future undiscounted cash flows as apartment properties, the carrying amounts of the Rodgers Forge and Monterey properties were no longer fully recoverable. Impairment losses of $17,700 and $37,000, respectively, on the Rodgers Forge and Monterey properties were determined based on the difference between the carrying values of the assets and their estimated fair market values. The estimated fair market values were based on discounted cash flow projections which assumed the properties are sold when stabilized and are supported by third party offers to purchase the Rodgers Forge property and an independent third party appraisal for the Monterey property.

NOTE 5—DISCONTINUED OPERATIONS

As of December 31, 2007, management decided to discontinue development activities at the Rodgers Forge and Monterey properties and committed to a plan to exit each of these properties through sale or abandonment. The consolidated financial statements reflect the operations, assets and liabilities of our Rodgers Forge and Monterey operations as discontinued under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) for all periods presented.

The carrying amounts of assets and liabilities of the Rodgers Forge and Monterey operations, as of December 31, 2007, segregated on our balance sheet as “held for sale” under the provisions of SFAS 144, are as follows:

Cash and cash equivalents	$461
Land, building, improvements and other long-lived assets	152,232
Other assets	1,733

Total assets held for sale	$154,426

Accounts payable and accrued liabilities	$9,253
Mortgage Payable	140,225
Other liabilities	391

Total liabilities held for sale	$149,869

The following table presents summarized information for our Rodgers Forge and Monterey operations included in historical results:

For the year ended 2007
Property operating income	$2,028
Property operating expenses	(2,743)
Depreciation and amortization	(718)
Impairment of long-lived assets	(54,729)
Interest expense	(3,306)

Net loss	$(59,468)

NOTE 6—LOANS AND OTHER LENDING INVESTMENTS, NET

The aggregate carrying values allocated by product type and weighted average coupons of our loans and other lending investments as of December 31, 2007 and 2006, were as follows:

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread Over LIBOR(2)
	2007	2006	2007	2006	2007	2006	2007	2006
Whole loans fixed rate(3)	$576,493	$581,520	42%	53%	6.49%	6.37%
Whole loans floating rate(3)	304,596	147,846	22%	14%	—	—	210bps	227bps
Mezzanine loans, fixed rate	74,751	111,402	5%	10%	9.53%	8.52%	—	—
Mezzanine loans, floating rate	207,547	99,452	15%	9%	—	—	475bps	453bps
Subordinate interests in whole loans, fixed rate	85,319	40,869	6%	4%	9.12%	9.19%	—	—
Subordinate interests in whole loans, floating rate	132,998	109,785	10%	10%	—	—	316bps	429bps

Total / Average	1,381,704	1,090,874	100%	100%	7.10%	6.85%	317bps	352bps
Loan loss reserve	(19,650)	—

Total loans and lending investments, net	$1,362,054	$1,090,874

(1)	Loans and other lending investments are presented after scheduled amortization payments and prepayments, and are gross of premiums, discounts and unamortized fees.
(2)	Benchmark rate is 30-day LIBOR.
(3)	Includes originated whole loans, acquired whole loans and bridge loans.

The carrying value of our loans and other lending investments is gross of premiums, unamortized fees, and discounts of $(351) and $6,369 at December 31, 2007 and 2006, respectively.

The Company has identified one mezzanine loan as of December 31, 2007, as a variable interest in a VIE and has determined that the Company is not the primary beneficiary of this VIE and as such the VIE should not be consolidated in the Company’s consolidated financial statements. As of December 31, 2007, the Company’s maximum exposure to loss would not exceed the carrying amount of this investment, or $42,830.

As of December 31, 2007, our loans and other lending investments had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value (In thousands)	% of Total
2008	12	274,875	20%
2009	8	198,047	14%
2010	14	253,313	18%
2011	12	292,800	21%
2012	9	212,028	16%
Thereafter	11	150,641	11%

Total	66	$1,381,704	100%

Weighted average maturity		3.0

For year ended December 31, 2007 and 2006, the Company’s investment income from debt investments was generated by the following investment types:

	For the Year Ended December 31, 2007		For the Year Ended December 31, 2006
Investment Type	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$62,758	48%	$25,294	39%
Mezzanine loans	26,567	21%	14,822	23%
Subordinate interests in whole loans	19,514	15%	13,894	22%
CMBS	20,560	16%	10,584	16%
Miscellaneous	17	—	37	—%

Total	$129,416	100%	$64,631	100%

Non-Performing Loans and Watch List Assets

As of December 31, 2007, the Company had the following watch list and non-performing loans:

Investment Type	Classification	Carrying Value(1)	% of Total Assets
B-Note	Non- Performing(3)	$42,830	2.0%
Whole loan	Watch(2)	11,949	0.6%
Mezzanine Loan	Watch(2)(3)	40,000	1.9%

Total		$94,779	4.5%

(1)	At December 31, 2007, the Company had a $19,650 loan loss reserve against these assets.
(2)	Subsequent to December 31, 2007, loan became non-performing.
(3)	Investments are with the same sponsor.

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

A $42,830 B-Note investment (“the Drake”) classified as non-performing is secured by a class A parcel of land in New York City that is intended to be developed into a mixed use retail site. The B-Note was originally due on October 1, 2007 and was extended for 60-days with the sponsor funding an additional $150,000 of cash equity. Interest on the loan has been paid through December 31, 2007 at the contractual rate. The value of the loan is dependent on several factors that are outside of the Company’s control, such as the ultimate use of the property, the timing of completion and negotiations with potential tenants, and adverse events not currently anticipated could have a material impact on the value of the underlying collateral and ultimate realizability of the loan balance. Given the recent state of the credit and capital markets and uncertainty in the commercial real estate markets, the estimated collateral value is a significant estimate. The ultimate value of the collateral could be less than our current estimate of fair value, due to lack of liquidity in credit markets, declines in the value of commercial real estate, insufficient time to market or develop the property or other factors, which could result in a partial or full loss in the value of the Company’s position.

Watch List Assets

The Company conducts a quarterly comprehensive credit review, resulting in an individual risk classification being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an “early warning system.”

The first watch list asset is a whole loan for a class B office property located in a suburb of Chicago, Illinois. As of December 31, 2007, the borrower of the whole loan had several defaults under the loan agreement that management does not expect the borrower will have the ability to cure and, as a result, foreclosure of this property is probable. Management obtained an independent, third party appraisal of the collateral value of this property which indicated the fair value of the collateral, net of expected selling costs, was less than our carrying value as of December 31, 2007 and, as a result, the Company recorded a loss reserve to reduce the value of the loan to the fair value of the collateral. Subsequent to December 31, 2007, this asset was added to the non performing list.

The second watch list asset is for a mezzanine loan that has an aggregate carrying value of $40,000 (“EOP”). The loan was due on February 9, 2008 and is collateralized by four class A office properties located in New York City. The sponsor of this investment is also the sponsor of the Drake loan disclosed above as a non-performing loan. Subsequent to December 31, 2007, this asset was added to the non-performing list when principal was not repaid in full upon maturity. Based on management’s estimated fair market value of the collateral, the estimated loan to value ratio of our position is at approximately 100%. Given the recent state of the credit markets and uncertainty in the real estate market, the estimated collateral value of the four underlying assets is a significant estimate. The proceeds from a sale of the underlying properties could be less than our estimate of fair value, due to lack of liquidity in credit markets, declines in the value of commercial real estate, insufficient time to market the property or other factors, which could result in a partial or full loss in the value of our investment. If the fair market value of the collateral decreases 5% or approximately $150,000 from our estimates, our loan would be fully impaired.

Loan Loss Reserve

As of December 31, 2007 and 2006, the loan loss reserve for non-performing loans and watch-list assets was $19,650 and $0, respectively. Management estimated the loan loss reserve based on consideration of current economic conditions and trends, the intent and wherewithal of the sponsors, the quality and estimated value of the underlying collateral and other factors.

Concentration Risk

At December 31, 2007 and 2006, our loan and other lending investments had the following geographic diversification:

	2007		2006
Region	Carrying Value	% of Total	Carrying Value	% of Total
West	$650,173	47%	$418,284	38%
East	415,292	30%	302,313	28%
South	131,293	9%	234,012	21%
Midwest	104,799	8%	86,563	8%
Nationwide	80,147	6%	49,702	5%

Total	$1,381,704	100%	$1,090,874	100%

At December 31, 2007 and 2006, the underlying collateral of loan and other lending investments consisted of the following property types:

	2007		2006
Region	Carrying Value	% of Total	Carrying Value	% of Total
Office	$641,000	46%	$541,521	50%
Hotel	276,418	20	126,688	12%
Multifamily	249,629	18	270,899	25%
Industrial	70,918	5	49,709	5%
Other	143,739	11	102,057	8%

Total	$1,381,704	100%	$1,090,874	100%

NOTE 7—CMBS

The following table summarizes the Company’s CMBS investments, aggregated by investment category, as of December 31, 2007, which are carried at estimated fair value:

Security Description	Amortized Cost	Unrealized Gains		Unrealized Losses	Estimated Fair Value
CMBS Class A or Better	$10,006	$		$(622)	$9,384
CMBS Class BBB	194,634		—	(48,444)	146,190
CMBS Class BB	65,790		126	(8,865)	57,051
CMBS Class B	24,114		1	(2,296)	21,819
CMBS Class NR	2,821		—	(1,131)	1,690

Total securities available-for-sale	$297,365		$127	$(61,358)	$236,134

The following table summarizes the Company’s CMBS investments, aggregated by investment category, as of December 31, 2006, which are carried at estimated fair value:

Security Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
CMBS Class BBB	$135,693	$2,617	$(1)	$138,309
CMBS Class BB	54,039	865	(275)	54,629
CMBS Class B	26,350	440	(83)	26,707
CMBS Class NR	2,708	— _	(20)	2,688

Total securities available-for-sale	$218,790	$3,922	$(379)	$222,333

The Company has 65 CMBS investments that are in an unrealized loss position at December 31, 2007, eight of which have been in a continuous unrealized loss position for greater than twelve months. The unrealized loss of the eight CMBS investments in a continuous unrealized loss position for greater than twelve months is $3,353 and the unrealized loss of the 57 CMBS investments that have been in a continuous loss position for less than twelve months is $58,006, as of December 31, 2007. The Company had nine CMBS investments in a continuous unrealized loss position as of December 31, 2006, four of which have been in a continuous unrealized loss position for greater than 12 months. The unrealized loss of the four CMBS investments in a continuous unrealized loss position for greater than twelve months is $313 and the unrealized loss of the five that have been in a continuous loss position for less than twelve months is $66, as of December 31, 2006. The Company’s review of such securities indicates that the decrease in fair value was not due to permanent changes in the underlying credit fundamentals or in the amount of interest expected to received. The unrealized losses are primarily the results of changes in market interest rates subsequent to the purchase of the CMBS investments. In the second half of 2007, the CMBS market experienced significant volatility. Management believes the resulting decreases in valuation are reflective of temporary market conditions, not underlying credit issues that would be indicative of other than temporary impairment. Therefore, management does not believe any of the securities held are other-than-temporarily impaired at December 31, 2007. The Company has the ability and intent to hold all the investments until their expected maturity.

During the year ended December 31, 2007, the Company sold one CMBS investment and received net proceeds of $4,085 that generated a realized loss of $287. During the year ended December 31, 2006, the Company sold one CMBS investment and received net proceeds of $4,807 that generated a realized gain of $410.

During the year ended December 31, 2007, and 2006, respectively, the Company accreted $1,804 and $1,084 of the net discount for these securities in interest income.

The actual maturities of CMBS are generally shorter than stated contractual maturities. Actual maturities of these investments are affected by the contractual lives of the underlying assets, periodic payments of principal, and prepayments of principal.

The following table summarizes the estimated maturities of the Company’s CMBS investments, as of December 31, 2007, according to their estimated weighted average life classifications:

Weighted Average Life	Estimated Fair Value	Amortized Cost	Weighted Average Coupon
Less than one year	$30,056	$31,718	7.26%
Greater than one year and less than five years	55,568	60,976	6.67%
Greater than five years and less than ten years	143,521	193,424	5.80%
Greater than ten years	6,989	11,247	5.64%

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

The weighted average lives of the Company’s CMBS investments at December 31, 2007 and 2006, respectively, in the tables above are based upon calculations assuming constant principal prepayment rates to the balloon or reset date for each security.

NOTE 8—REAL ESTATE, NET

Springhouse Apartments LLC (“Springhouse”)

On December 15, 2005, the Company invested $8,289 for a 95% interest in Springhouse, a joint venture between the Company and The Bozzuto Group (“Bozzuto”). Springhouse acquired an existing garden-style apartment community consisting of 220 units located in Laurel, Maryland for $31,923. The Company determined that Springhouse is a VIE and that the Company is the primary beneficiary and has consolidated the entity from the date of investment. At December 31, 2007, Springhouse’s balance sheet was comprised of land of $8,191, buildings, net of depreciation, of $23,434, other assets of $956, mortgage note payable of $25,729 and other liabilities of $332.

Loch Raven Village Apartments-II, LLC (“Loch Raven”)

On March 28, 2006, the Company invested $8,980 for a 95% interest in Loch Raven, a joint venture between the Company and Bozzuto. Loch Raven acquired an existing garden-style apartment community consisting of 495 units located in Baltimore, Maryland for $32,733. The Company determined that Loch Raven is a VIE and that the Company is the primary beneficiary and has consolidated the entity from the date of investment. At December 31, 2007, Loch Raven’s balance sheet was comprised of land of $7,464, buildings, net of depreciation, of $25,046, other assets of $4,229, mortgage note payable of $29,170 and other liabilities of $547.

Minority interest on the Company’s consolidated balance sheet of $663 represents Bozzuto’s 5% interest in Springhouse and Loch Raven.

NOTE 9—UNCONSOLIDATED JOINT VENTURES

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

KS-CBRE Shiraz LLC (“Shiraz Portfolio”)

On March 17, 2006, the Company invested $16,840 for a 90% non-managing member interest in the Shiraz Portfolio, a joint venture between the Company and Everest Partners LLC (“Everest”). The Company contributed an additional $121 in 2007. The Shiraz Portfolio is a portfolio of eight office and industrial properties comprising approximately 680,300 square feet located in Route 128, Route 3 and Interstate 495 submarkets in Boston, Massachusetts. The Company determined that the Shiraz Portfolio was not a VIE and that as a result of the Company’s non-managing member interest is not consolidated into the Company’s balance sheet. In March 2007, purchase accounting was finalized at the partnership level. At December 31, 2007, the Shiraz Portfolio’s balance sheet was comprised of land of $15,790, buildings, net of depreciation, of $59,326, intangible assets, net of amortization, of $446, other assets of $3,129, mortgage note payable of $60,850 and other liabilities of $832.

KS-CBRE GS LLC (“GS Portfolio”)

On March 17, 2006, the Company invested $9,268 for a 90% non-managing member interest in the GS Portfolio, a joint venture between the Company and Everest. The Company contributed an additional $456 in 2007. The GS Portfolio is a portfolio of nine office and industrial properties comprising approximately 526,355 square feet located in Route 128 and Route 3 submarkets in Boston, Massachusetts. The Company determined that the GS Portfolio was not a VIE and that as a result of the Company’s non-managing member interest is not consolidated into the Company’s balance sheet. In March 2007, purchase accounting was finalized at the partnership level. At December 31, 2007, the GS Portfolio’s balance sheet was comprised of land of $8,484, buildings, net of depreciation, of $32,592, intangible assets, net of amortization, of $376, intangible lease liability, net of amortization, of $236, other assets of $2,715, mortgage note payable of $33,002 and other liabilities of $703.

Prince George’s Station Retail LLC (the “Retail Property”)

On January 12, 2006, the Company converted its $5,728 bridge loan into a 90% non-managing member interest in the Retail Property, a joint venture between the Company and Taylor Development and Land Company (“TDL”). The Company contributed an additional $412 and $3,760 in 2007 and 2006, respectively. The Retail Property is a 166 square feet retail property located in Hyattsville, Maryland. The Company determined that the Retail Property was not a VIE and that as a result of the Company’s non-managing member interest is not consolidated into the Company’s balance sheet. At December 31, 2007, the Retail Property’s balance sheet was comprised of construction in process costs of $45,189, other assets of $2,895, mortgage note payable of $32,470 and other liabilities of $5,342.

Nordhoff Industrial Park LLC (“Nordhoff”)

On August 17, 2006, the Company invested $3,800 for a 95% non-managing member interest in Nordhoff, a joint venture between the Company and SEV Chatsworth LLC. Nordhoff consists of a five-building industrial park comprising approximately 97,265 square feet located in the San Fernando Valley. The Company determined that Nordhoff was not a VIE and that as a result of the Company’s non-managing member interest is not consolidated into the Company’s balance sheet. At December 31, 2007, Nordhoff’s balance sheet was comprised of land of $4,051, buildings, net of depreciation, of $9,450, other assets of $305, mortgage note payable of $9,572 and other liabilities of $293.

32 Leone Partners, LLC (“32 Leone Lane”)

On May 24, 2006, the Company invested $2,293 for a 80% non-managing member interest in 32 Leone Lane, a joint venture between the Company and The Heritage Management Company (“Heritage”). The Company contributed an additional $375 and $72 in 2007 and 2006, respectively. 32 Leone Lane is a 287,000 square foot industrial warehouse located in the Chester Industrial Park, a 300-acre business park, and lies in Southern Orange County, New York. The Company determined that 32 Leone Lane was not a VIE and that as a result of the Company’s non-managing member interest is not consolidated into the Company’s balance sheet. At December 31, 2007, 32 Leone Lane’s balance sheet was comprised of land of $1,148, buildings, net of depreciation, of $9,899, other assets of $542, mortgage note payable of $10,125 and other liabilities of $24.

CBRE 1515 Market GP, LLC (“1515 Market Street”)

On January 12, 2007, the Company invested $16,548 for a 90% non-managing member interest in 1515 Market Street, a joint venture between the Company and The Stockton Partners (“Stockton”). 1515 Market Street is a 507,000 square foot class A office building, located across from Philadelphia’s City Hall in the County of Philadelphia, Pennsylvania. The Company determined that 1515 Market Street was not a VIE and that as a result of the Company’s non-managing member interest is not consolidated into the Company’s balance sheet. At December 31, 2007, 1515 Market Street balance sheet was comprised of land of $11,400, buildings, net of depreciation, of $58,913, intangible assets, net of amortization, of $8,935, intangible lease liability, net of amortization, of $2,705, other assets of $12,583, mortgage note payable of $70,000 and other liabilities of $3,009.

NOTE 10—BORROWINGS AND REPURCHASE AGREEMENTS

The following is a table of the Company’s outstanding borrowings as of December 31, 2007:

	Stated Maturity	Interest Rate	Balance 12/31/07
Mortgage note payable (Springhouse)(1)	12/14/2008	6.35%	$25,729
Mortgage note payable (Loch Raven)(1)	4/1/2009	5.96%	29,170
Wachovia Warehouse Facility(2)	8/24/2009	6.28%	144,183
CDO I bonds payable	3/25/2046	5.44%	508,500
CDO II bonds payable	4/7/2052	5.65%	831,000

Total			$1,538,582

(1)	Non-recourse to the Company.
(2)	As discussed further in Note 20, subsequent to December 31, 2007, the balance of the Wachovia Warehouse Facility has been reduced to approximately $31,100.

The following is a table of the Company’s outstanding borrowings as of December 31, 2006:

	Stated Maturity	Interest Rate	Balance 12/31/06
Mortgage note payable (Springhouse)(1)	12/14/2008	7.10%	$25,610
Mortgage note payable (Loch Raven)(1)	4/1/2009	5.96%	26,584
DB Warehouse Facility	12/31/2007	5.85%	14,336
Bank of America Warehouse Facilities	4/15/2007	6.16%	57,304
Wachovia Warehouse Facility	8/24/2009	6.03%	361,798
CDO I bonds payable	3/25/2046	5.86%	508,500

Total			$994,132

(1)	Non-recourse to the Company.

A summary of minimum principals payments is as follows:

	Contractual commitments Payments due by period
	Total	Less than 1 year	1 year	2-4 years	More than 5 years
CDO I bonds payable	$508,500	—	$—	$—	$508,500
CDO II bonds payable	831,000	—	—	—	831,000
Wachovia Warehouse Facility(1)	144,183	144,183	—	—	—
Mortgage payable(2)	195,124	129,704	65,420	—	—
Trust preferred securities	50,000	—	—	—	50,000

Total	$1,728,807	$273,887	$65,420	$—	$1,389,500

Mortgage Notes Payable

On December 14, 2005, Springhouse obtained a $26,175 mortgage loan in conjunction with the acquisition of real estate located in Prince George’s County, Maryland. The loan is guaranteed by Bozzuto, the Company’s joint venture partner, matures on December 14, 2008, and bears interest at 30-day LIBOR plus 1.75%. As of December 31, 2007 and 2006, respectively the outstanding balance was $25,729 and $25,610.

On March 28, 2006, Loch Raven obtained a $29,170 mortgage loan in conjunction with the acquisition of real estate located in Baltimore, Maryland. The loan is guaranteed by Bozzuto, the Company’s joint venture partner, matures on April 1, 2009, and bears interest at a fixed rate of 5.96%. As of December 31, 2007 and December 31, 2006, respectively, the outstanding balance was $29,170 and $26,584.

On May 4, 2007, the Company assumed a $36,303 mortgage loan in conjunction with the Rodgers Forge foreclosure. The mortgage contains certain non-financial covenants and certain subjective acceleration clauses which, upon the occurrence of certain events, may cause the amounts due to become immediately due and payable. As of December 31, 2007, the Company was in technical default of certain covenants in this loan. The loan matures on April 16, 2009 and bears interest equal to one-half of one percent (0.50%) above the Prime Rate. As of December 31, 2007, the outstanding balance was $36,250, which is included in liabilities held for sale in the consolidated balance sheet. Subsequent to December 31, 2007, the Company sold the Rodgers Forge property and the buyer assumed the mortgage in full.

115.1

On May 9, 2007, the Company assumed a $103,886 mortgage loan in conjunction with the Monterey foreclosure. As of December 31, 2007, the Company was in default of certain covenants in this loan. As of the date hereof, the lender has not taken any formal or informal action in respect thereof. The loan matured on February 1, 2008 and bears interest at six-month LIBOR plus 3.25. As of December 31, 2007, the outstanding balance was $103,975, which is included in liabilities held for sale in the consolidated balance sheet. In November 2007, the Company halted making interest payments to the senior lender of Monterey. While in the process of negotiating a sale of the Monterey, which would include assumption of the mortgage by the buyer, the senior lender could foreclose on the Company’s position.

Warehouse Facilities

The Company historically financed its portfolio of securities and loans through the use of repurchase agreements. Currently, the Company has no warehouse facilities in place that will allow future borrowings. Below is a description of warehouse lines that the Company has used since inception.

DB Warehouse Facility

On August 30, 2005, the Company entered into two facilities with Deutsche Bank that provided $650,000 of aggregate borrowing capacity. The Company had a $400,000 master repurchase agreement which was terminated on September 5, 2007. Advances under this facility bore interest at a pricing spread of 50 basis points over 30-day LIBOR. The Company also had a $250,000 repurchase agreement with Deutsche Bank which terminated on November 29, 2006. As of December 31, 2007, there were no obligations outstanding under the DB Warehouse Facility.

Bank of America Warehouse Facilities

In January and February, 2006, the Company entered into two facilities with Banc of America Securities, LLC and Bank of America, N.A. (the “Bank of America Warehouse Facilities”) that provided $450,000 of aggregate borrowing capacity. The Company has a $200,000 master repurchase agreement which terminated on April 2, 2007 in conjunction with the second CDO transaction. Advances under this facility bore interest with a range of pricing spreads of 50 to 170 basis points over 30-day LIBOR. In addition, the Company had a $250,000 master repurchase agreement which terminated on April 2, 2007 in conjunction with the second CDO transaction. Advances under this facility bore interest with a range of pricing spreads of 50 to 120 basis points over 30-day LIBOR. As of December 31, 2007, there were no obligations outstanding under the Bank of America Facilities.

Wachovia Warehouse Facility

In July 2006, the Company entered into a mortgage loan purchase agreement with Wachovia that provided $175,000 of aggregate borrowing capacity. The borrowing under this facility were paid off on October 4, 2006 and this facility was terminated.

In August 2006, the Company entered into a master repurchase agreement with Wachovia that provided $300,000 of aggregate borrowing capacity. On December 15, 2006 and February 8, 2007, the aggregate borrowing capacity was increased to $500,000 and $700,000, respectively, and the increase period expired on April 2, 2007. After the expiration of the increase period the maximum borrowing capacity was $300,000. On June 29, 2007, the aggregate borrowing capacity was increased to $400,000 and the increase period expired on December 31, 2007, reducing the maximum borrowing capacity to $300,000. The Wachovia Warehouse Facility has an initial fixed repurchase date of August 24, 2009, which may be extended for a period not to exceed 364 days upon our written request to the buyer at least 30 days, but no more than 60 days, prior to the initial repurchase date, if (i) no default or event of default (as defined in the repurchase agreement) has occurred or continuing and (ii) upon our payment to the buyer of a certain extension fee. Based on the Company’s investment activities, this facility provides for an advance between 50% and 95% based upon the collateral provided under a borrowing based calculation. Advances under this facility bear interest only, which is reset monthly, with a range of pricing spreads from 20 to 200 basis points over 30-day LIBOR. This facility previously financed the Company’s origination or acquisition of whole loans, subordinate mortgage interests and CMBS. As of December 31, 2007 and December 31, 2006, the outstanding balance under this facility was approximately $144,183 and $361,798, respectively, with a weighted average borrowing rate of 6.28% and 6.03%, respectively. On April 2, 2007, in conjunction with the second CDO transaction, the Company paid off $517,701 of the outstanding debt. The Company does not expect to make any further borrowings under this facility. The borrowings under this facility were collateralized by the following investments (dollars in thousands):

Investment Type	Number of Investments	Carrying Value
Whole Loans	4	$100,856
Subordinated Debt	1	36,500
Mezzanine Debt	3	75,000
CMBS	1	4,121

The Wachovia Warehouse Facility contains certain covenants, the most material of which are requirements that the Company maintain a minimum consolidated tangible net worth of no less than the sum of $250,000 and 75% of the net proceeds of the issuance of any capital stock of any class, a ratio of total consolidated total indebtedness to consolidated total assets not to exceed 0.80 to 1.0, minimum consolidated liquidity of not less than $15,000 and consolidated interest coverage ratio not less than 1.4 to 1.0. In March 2008, the Company received from Wachovia a waiver of financial covenants which the Company was not in compliance with as of December 31, 2007: (i) the Company is required to have a ratio of total consolidated indebtedness to consolidated total assets not to exceed 0.80 to 1, (ii) the Company is required to have a consolidated interest coverage ratio of not less than 1.4 to 1.0 and (iii) the Company may not incur standard trade payables in excess of $500. The Company was in compliance with all other covenants and conditions as of December 31, 2007.

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

On January 24, 2008, the Company amended the Wachovia Warehouse Facility. See Note 20 “Subsequent Events” for further description of this amendment.

CDO Bonds Payable

On March 28, 2006, the Company closed its first CDO issuance (“CDO I”) and retained the entire BB rated J Class with a face amount of $24,000 for $19,200, retained the entire B-rated K Class with a face amount of $20,250 for $14,150 and also retained the non-rated common and preferred shares of CDO I, which issued the CDO bonds with a face amount of $47,250 for $51,740. The Company issued and sold CDO bonds with a face amount of $508,500 in a private placement to third parties. The proceeds of the CDO issuance were used to repay substantially all of the outstanding principal balance of the Company’s two warehouse facilities with an affiliate of Deutsche Bank Securities Inc. of $343,556 and all of the outstanding principal balance of the Bank of America Warehouse Facilities of $16,250 at closing. The CDO bonds are collateralized by real estate debt investments, consisting of B Notes, mezzanine loans, whole loans and CMBS investments, which is recorded in the Company’s unaudited consolidated balance sheet in restricted cash at December 31, 2007. The Company’s Manager will act as the collateral manager for the Company’s CDO subsidiary but will not receive any fees in connection therewith. CDO I is not a qualified special purpose entity (“QSPE”) as defined under FASB Statement No. 140, (“SFAS 140”) “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” due to certain permitted activities of CDO I that are not consistent with activities of a QSPE permitted under SFAS 140, such as having the ability to sell impaired securities and acquire replacement securities with the proceeds at the discretion of the collateral administrator. CDO I is consolidated in the financial statements of the Company and the Company has accounted for the CDO I transaction as a financing. The collateral assets that the Company transferred to CDO I are reflected in the Company’s balance sheet. The bonds issued to third parties are reflected as debt on the Company’s balance sheet at December 31, 2007. As of December 31, 2007, CDO bonds of $508,500 were outstanding, with a weighted average interest rate of 5.44%.

In March 2007, Wachovia, acted as the exclusive structurer and placement agent with respect to the Company’s second CDO transaction (“CDO II”) totaling $1,000,000, which priced on March 2, 2007, and closed on April 2, 2007. The Company sold $880,000 of bonds with an average cost of 90-day LIBOR plus 40.6 basis points and retained 100% of the equity interests in the Company’s CDO subsidiary that issued the CDO notes consisting of preferred and common shares. The notes issued by the Company’s CDO subsidiary are secured initially by a portfolio of whole loans, B Notes, mezzanine loans and CMBS. The Company’s Manager acts as the collateral manager for the Company’s CDO subsidiary but does not receive any fees in connection therewith. The Company acted as the advancing agent in connection with the issuance of the CDO notes. CDO II is not a QSPE as defined under SFAS 140 due to certain permitted activities of CDO II that are not consistent with activities of a QSPE permitted under SFAS 140, such as having the ability to sell impaired securities and acquire replacement securities with the proceeds at the discretion of the collateral administrator. CDO II will be consolidated in the financial statements of the Company and the Company will account for the CDO II transaction as a financing. The collateral assets that the Company transferred to CDO II are reflected in the Company’s balance sheet. The bonds issued to third parties are reflected as debt on the Company’s balance sheet at December 31, 2007. In connection with the CDO II transaction, the Company terminated 24 and partially unwound five effective cash flow hedges, or interest rate swaps, with a total notional amount of $398,383. A total termination value of approximately $8,045 was paid to the Company’s counterparties on April 2, 2007. Additionally, the Company entered into 15 interest rate swaps and three basis swaps with aggregate notional amounts of approximately $622,957 and $235,053, respectively. As of December 31, 2007, CDO bonds of $831,000 were outstanding, with a weighted average interest rate of 5.65%. The Company increased their funding capacity by utilizing $26,000 of the total $75,000 revolver. The revolver balance on December 31, 2007 was $49,000.

NOTE 11—JUNIOR SUBORDINATED DEBENTURES

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

NOTE 12—COMMITMENTS AND CONTINGENCIES

Litigation

On October 30, 2007, a class action lawsuit was commenced in the United States District Court for the District of Connecticut against CBRE Realty Finance, Inc. and the Company’s chief financial officer and former chief executive officer seeking remedies under the Securities Act of 1933, as amended. The complaint alleges that the registration statement and prospectus relating to our October 2006 initial public offering contained material misstatements and material omissions. Specifically, the plaintiff alleges that management had knowledge of certain loan impairments and did not properly disclose or record such impairments in the financial statements. The plaintiff seeks to represent a class of all persons who purchased or otherwise acquired our common stock between September 29, 2006 and August 6, 2007 and seeks damages in an unspecified amount.

In addition, January 15, 2008 and February 7, 2008, the Company received complaints from an attorney representing two stockholders, alleging that certain officers and directors of the Company knowingly violated generally accepted accounting principles for certain of its assets. The stockholders demanded that the Company take action to recover from the directors and officers the amount of damages sustained by the Company as a result of the misconduct alleged herein and to correct deficiencies in the Company’s internal controls and accounting practices that allowed the misconduct to occur.

The Company believes that the allegations and claims against it and its directors, chief financial officer and former chief executive officer are without merit and the Company intends to contest these claims vigorously. An adverse resolution of the action could have a material adverse effect on the Company’s financial condition and results of operations in the period in which the lawsuit are resolved. The Company is not presently able to estimate potential losses to it, if any, related to these lawsuits.

Unfunded Commitments

The Company currently has unfunded commitments to fund loan advances and joint venture equity contributions. The table below summarizes our unfunded commitments as of December 31, 2007.

	Total Commitment Amount	Current Funded Amount	Total Unfunded Commitment
Loans	$375,171	$329,728	$45,443
Joint Venture Equity	78,116	77,155	961

Total	$453,287	$406,883	$46,404

Approximately $43,304 of the unfunded commitments above will be funded through restricted cash or the Company’s CDO revolver.

Lease Commitment

Our corporate offices at 185 Asylum Street, 31st Floor, Hartford, Connecticut are subject to an operating lease agreement effective July 1, 2007. The lease is for approximately twelve thousand square feet. The lease term is ten years and has a renewal option to extend the term of the lease for up to one additional period of five years. The following is a schedule of minimum lease payments under our operating lease as of December 31, 2007:

2008	$309
2009	319
2010	319
2011	319
2012	321
2013	331
Thereafter	1,180

$3,098

For the years ended December 31, 2007 and 2006 and for the period from May 10, 2007 (inception) through December 31, 2005, rent expense was $159, $116, and $101, respectively.

NOTE 13—RELATED PARTY TRANSACTIONS

Management Agreement

The Company’s Management Agreement provides for an initial term through December 2008 and will automatically renew for a one-year term each anniversary date thereafter, subject to certain termination rights. After the initial term, the Company’s independent directors will review the Manager’s performance annually and the Management Agreement may be terminated subject to certain termination rights. The Company’s executive officers and directors own approximately 33.0% of the Manager.

The Company pays the Manager a base management fee monthly in arrears in an amount equal to 1/12th of the sum of (i) 2.0% of the Company’s gross stockholders’ equity (as defined in the Management Agreement) of the first $400,000 of the Company’s equity; (ii) 1.75% of the Company’s equity in an amount in excess of $400,000 and up to $800,000; and (iii) 1.5% of the Company’s equity in excess of $800,000. Additionally, from July 26, 2006 to September 27, 2006, the Company considered the outstanding trust preferred securities as part of gross stockholders’ equity in calculating the base management fee. The Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are the Company’s officers, receive no cash compensation directly from the Company. For the years ended December 31, 2007 and 2006, respectively, the Company paid $7,848 and $6,298 to the Manager for the base management fee under this agreement. As of December 31, 2007, and 2006, respectively, $533 and $686 of management fees were accrued and constituted the management fee, payable on the Company’s balance sheet.

In addition to the base management fee, the Manager may receive quarterly incentive compensation. The purpose of the incentive compensation is to provide an additional incentive for the Manager to achieve targeted levels of Funds From Operations (as defined in the Management Agreement) and to increase the Company’s stockholder value. The Manager may receive quarterly incentive compensation in an amount equal to the product of: (i) twenty-five percent (25%) of the dollar amount by which (A) the Company’s Funds From Operations (after the base management fee and before incentive compensation) per share of common stock for such quarter (based on the weighted average of shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of the Company’s common stock in the Company’s June 2005 private offering and the prices per share of the Company’s common stock in any subsequent offerings (including the Company’s initial public offering), multiplied by (2) the greater of (a) 2.25% or (b) 0.75% plus one-fourth of the Ten Year Treasury Rate (as defined in the Management Agreement) for such quarter, multiplied by (ii) the weighted average number of shares of the Company’s common stock outstanding during such quarter. The Company will record any incentive fees as a management fee expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the Management Agreement. For the years ended December 31, 2007 and 2006, respectively, no amounts were paid or were payable to the Manager for the incentive management fee under this agreement.

The Management Agreement also provides that the Company will reimburse the Manager for various expenses incurred by the Manager or its affiliates on the Company’s behalf, including but not limited to costs associated with formation and capital raising activities and general and administrative expenses. Without regard to the amount of compensation received under the Management Agreement, the Manager is responsible for the wages and salaries of the Manager’s officers and employees. For the years ended December 31, 2007 and 2006, respectively, the Company paid approximately $776 and $773 to the Manager for expense reimbursements. As of December 31, 2007, and 2006, respectively, $138 and $27 of expense reimbursements were accrued and are included in other liabilities.

Affiliates

In connection with the Company’s June 2005 private offering, the Company entered into a license agreements with CBRE and one of its affiliates pursuant to which they granted the Company a non-exclusive, royalty-free license to use the name “CBRE.” Under this agreement, the Company has a right to use the “CBRE” name, as long as the Manager or one of its affiliates remains the Company’s Manager and it remains an affiliate of CBRE. Other than with respect to this limited license, the Company has no legal right to the “CBRE” name. CBRE has the right to terminate the license agreement if its affiliate is no longer acting as the Manager. In the event the Management Agreement is terminated, the Company would be required to change its name to eliminate the use of the words “CBRE”

As of December 31, 2007, an affiliate of the Manager, CBRE Melody of Texas, LP and its principals, owned 1,100,000 shares (which were purchased in the Company’s June 2005 private offering) of the Company’s common stock, 300,000 shares of restricted common stock, and had options to purchase an additional 500,000 shares of common stock.

GEMSA Servicing

GEMSA Loan Services (“GEMSA”) is utilized by the Company as a loan servicer. GEMSA is a joint venture between CBRE|Melody & Company and GE Capital Real Estate. The Company’s fees for GEMSA’s services for the years ended December 31, 2007, and 2006, respectively, amounted to $251 and $82.

NOTE 14—STOCKHOLDERS’ EQUITY

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

On September 27, 2006, the Company priced its initial public offering (the “IPO”) of common stock, with public trading of the Company’s common stock commencing on September 28, 2006. The Offering was for 11,012,624 shares of its common stock at a price of $14.50 per share, which includes the exercise in full of the underwriters’ option to purchase an additional 1,436,429 shares of common stock. Of these shares, 9,945,020 were sold by the Company and 1,067,604 were sold by selling stockholders. Net proceeds from both the IPO and the over-allotment option, after underwriting discounts and commissions of $8,652 and other offering expenses of $2,361, were $133,190, which the Company received on October 3, 2006. The net proceeds were used to repay outstanding indebtedness under the Wachovia Warehouse Interim Facility. As of December 31, 2007 and 2006, respectively, 30,920,225 and 30,601,142 shares of our common stock were issued and outstanding.

Equity Incentive Plan

The Company established a 2005 equity incentive plan (“2005 Equity Incentive Plan”) for officers, directors, consultants and advisors, including the Manager, its employees and other related persons. The 2005 Equity Incentive Plan authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, or ISOs; (ii) the grant of stock options that do not qualify, or NQSOs, and (iii) grants of shares of restricted common stock. The exercise price of stock options will be determined by the compensation committee and fully ratified by the board of directors, but may not be less than 100% of the fair market value of a share on the day the option is granted. The total number of shares subject to awards granted under the 2005 Equity Incentive Plan may not exceed 2,000,000. As of December 31, 2005, approximately 600,000 shares of restricted stock and 1,000,000 options to purchase shares of the Company’s common stock were granted, or reserved for issuance under the 2005 Equity Incentive Plan.

A summary of our stock options is as follows:

	Year Ended December 31,				For the Period May 10, 2005 (inception) through December 31, 2005
	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Fair Value Per Share

Balance at the beginning of the year	866,434	$15.00	813,600	$15.00	—	$—
Granted	136,000	9.22	95,400	15.00	813,600	15.00
Lapsed or cancelled	(23,332)	13.85	(42,566)	15.00	—	—

Balance at the end of the year	979,102	$14.22	866,434	$15.00	813,600	$15.00

Options exercisable at the end of the year	576,906	$14.89	263,734	$15.00	—	—

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

As of December 31, 2007, 33,892 awards were available for issuance, and 975,205 restricted shares and 990, 903 options have been issued, net of forfeitures, under the 2005 Equity Incentive Plan.

At December 31, 2007, 2006 and 2005, there were 530,063, 462,925 and 567,755 unvested restricted shares outstanding, respectively.

The fair value of the options was estimated by reference to the Black-Scholes-Merton formula, a closed-form option pricing model. Given the short history of the Company as a publicly traded company, the Company estimated the volatility of its stock based on available information on volatility of stocks of other publicly held companies in the industry. Since the 2005 Equity Incentive Plan has characteristics significantly different from those of traded options, and since the assumptions used in such model, particularly the volatility assumption, are subject to significant judgment and variability, the actual value of the options could vary materially from management’s estimate. The assumptions used in such model as of December 31, 2007 and 2006 are provided in the tables below:

Input Variables	June 2005 Grant	January 2006 Grant	August 2006 Grant	September 2006 Grant	March 2007 Grant	September 2007 Grant	December 2007 Grant
Remaining term (in years)	2.4	3.1	3.7	3.7	4.2	4.7	5.0
Risk-free interest rate	3.11%	3.19%	3.27%	3.27%	3.33%	3.40%	3.44%
Volatility	30.4%	27.8%	27.3%	27.3%	28.0%	28.8%	28.3%
Dividend yield	15.0%	15.0%	15.0%	15.0%	15.0%	15.0%	15.0%
Estimated Fair Value	$0.00	$0.00	$0.00	$0.00	$0.01	$0.18	$0.21

Input Variables	June 2005 Grant	January 2006 Grant	August 2006 Grant	September 2006 Grant
Remaining term (in years)	3.4	4.1	4.7	4.7
Risk-free interest rate	4.72%	4.71%	4.70%	4.70%
Volatility	20.5%	21.3%	21.7%	21.7%
Dividend yield	8.1%	8.1%	8.1%	8.1%
Estimated Fair Value	$1.46	$1.51	$1.54	$1.53

Non-cash compensation expense related to shares subject to awards is recorded ratably over their vesting period. The components of non-cash stock-based compensation expense presented on the consolidated statement of income, for the year ended December 31, 2007 are as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Options granted to Manager, its employees and other related parties	$(173)	$445
Restricted shares granted to Manager, its employees and other related parties	1,465	3,405
Restricted shares granted to certain directors		17

Total shared based compensation expense	$1,292	$3,867

NOTE 15—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value were determined by management, using available market information and valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are subjective in nature and not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

As of December 31, 2007 and 2006, cash equivalents, accrued interest, accounts payable, accrued expenses and repurchase obligations reasonably approximated their fair values due to the short-term maturities of these items. CMBS and derivative assets and liabilities are carried on the balance sheet at their estimated fair value. Loans and other lending investments, mortgages payable and junior subordinated deferrable interest debentures are carried at amounts that reasonably approximate their fair value.

While the Company’s collateralized debt obligations have floating rates and fair value would normally be expected to approximate fair value, due to widening of credit spreads in the second half of 2007 for CMBS and CDOs, after the issuance of the Company’s first and second CDOs, management concluded that the carrying value of CDOs no longer approximated fair value at December 31, 2007. The Company estimated the fair value of CDOs using credit spreads that would be expected if the obligations were issued on December 31, 2007. The estimated fair market value of CDOs as of December 31, 2007 was approximately $1,145,000 compared to the carrying value of $1,339,500. As of December 31, 2006, the carrying value of CDOs approximated fair value.

NOTE 16—DERIVATIVES

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

The Company’s derivative products typically include interest rate swaps and, to a lesser extent, basis swaps, which we use to hedge between 30 and 90 day Libor. The Company expressly prohibits the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, it has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

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

The following table summarizes the fair value of the derivative instruments held as of December 31, 2007:

Contract	Estimated Fair Value at December 31, 2007
Derivatives designated as cash flow hedges	$(38,385)
Free-standing hedges	(1,893)

The following table summarizes the fair value of the derivative instruments held as of December 31, 2006:

Contract	Estimated Fair Value at December 31, 2006
Derivatives designated as cash flow hedges	$(7,739)
Free-standing hedges	255

For the year ended December 31, 2007, the Company recognized a realized loss of approximately $1,481 due to a termination of an interest rate swap that was settled in connection with the sale of a loan investment that was being hedged. In connection with the Company’s second CDO transaction, the Company terminated 24 and partially unwound five effective cash flow hedges, or interest rate swaps, with a total notional amount of $398,383. A total termination value of approximately $8,045 was paid to the Company’s counterparties on April 2, 2007. Additionally, the Company entered into 15 interest rate swaps and three basis swaps with aggregate notional amounts of approximately $622,957 and $235,053, respectively. In all of the current interest rate swap agreements the Company pays a fixed interest rate and receives a floating interest rate (based on 30-day LIBOR) from the counterparty. For the year ended December 31, 2007, the Company reclassified through earnings $500 representing the gains and losses previously reported in Accumulated Other Comprehensive Income. The Company estimates that approximately $1,395 of the current balance held in Accumulated Other Comprehensive Income will be reclassified into earnings primarily derived from deferred gains on terminated swaps in the next 12 months. Gains and losses due to hedge ineffectiveness for the year ended December 31, 2007 were not significant.

For the year ended December 31, 2006, the Company recognized gains on derivatives of $3,552. In March 2006, 14 interest rate swap agreements were terminated in conjunction with the CDO transaction. The termination resulted in a realized gain of $1,909 on the free-standing hedges and a deferred gain of $2,688 on the effective cash flow hedges. For the year ended December 31, 2006, the Company reclassified through earnings $441 representing the gains and losses previously reported in Accumulated Other Comprehensive Income. The Company estimates that approximately $562 of the current balance held in Accumulated Other Comprehensive Income will be reclassified into earnings primarily derived from deferred gains on terminated swaps in the next 12 months. Gains and losses due to hedge ineffectiveness for the year ended December 31, 2006 were not significant. In all of the current interest rate swap agreements the Company pays a fixed interest rate and receives a floating interest rate (30-day LIBOR) from the counterparty. The Company, through one of its consolidated joint ventures, entered into an interest cap with a notional amount of $25,000 with a strike price of 4.16% and a maturity date of December 15, 2007. As of December 31, 2006, the estimated value of the 32 interest rate swaps with a notional amount of $696,348 and one interest rate cap with a notional amount of $25,000, included in derivative assets and liabilities on the balance sheet, was approximately $7,484 and represents the amount that would be paid by the Company if the agreements were terminated, based on current market rates on that date.

NOTE 17—EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. In accordance with SFAS No. 128 “Earnings Per Share,” certain shares of nonvested restricted stock are not included in the calculation of basic EPS (even though shares of nonvested restricted stock are legally outstanding). Diluted earnings per share takes into account the effect of dilutive instruments, such as common stock options and shares of unvested restricted common stock, but use the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding (treasury stock method). The following table presents a reconciliation of basic and diluted earnings per share for the year ended December 31, 2007:

Year Ended December 31, 2007
Basic and diluted:
Net loss from continuing operations	$(11,298)
Net loss from discontinued operations	(59,468)

Net loss	$(70,766)
Weighted-average number of shares outstanding	30,287
Basic and diluted earnings per share from continuing operations	$(0.37)
Basic and diluted earnings per share from discontinued operations	(1.96)

Basic and diluted earnings per share	$(2.33)

The following table presents a reconciliation of basic and diluted earnings per share for the period year ended December 31, 2006:

Year Ended December 31, 2006
Basic:
Net income	$13,743
Weighted-average number of shares outstanding	22,688
Basic earnings per share	$0.61
Diluted:
Net income	$13,743
Weighted-average number of shares outstanding	22,688
Plus: Incremental shares from assumed conversion of dilutive instruments	149
Adjusted weighted-average number of shares outstanding	22,837
Diluted earnings per share	$0.60

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

NOTE 18—DIVIDENDS

On December 20, 2007, the Company declared dividends of $0.21 per share of common stock, payable with respect to the three month period ended December 31, 2007, to stockholders of record at the close of business on December 31, 2007. The Company paid these dividends on January 15, 2008.

NOTE 19—QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly data for the last two years is presented below (in thousands).

2007 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$38,666	$40,663	$34,125	$27,578

Income (loss) from continuing operations before equity in net loss of unconsolidated joint ventures and provision for taxes	(12,425)	6,411	(3,747)	4,053
Equity in net (loss) of unconsolidated joint ventures	(1,270)	(941)	(980)	(2,530)

Net income (loss) before minority interest and discontinued operations	(13,695)	5,470	(4,727)	1,523
Minority interest	(21)	(30)	(28)	(52)

Net income (loss) from continuing operations	(13,674)	5,500	(4,699)	1,575

Operating results from discontinued operations	(4,150)	(55,459)	141	—

Net income (loss)	$(17,824)	$(49,959)	$(4,558)	$1,575

Net income (loss) from continuing operations per common share—Basic	$(0.45)	$0.18	$(0.15)	$0.05
Net income (loss) from discontinued operations per common share—Basic	(0.14)	(1.82)	—	—

Net income (loss) per common share—Basic	$(0.59)	$(1.64)	$(0.15)	$0.05

Net income (loss) from continuing operations per common share—Diluted	(0.45)	0.18	(0.15)	0.05
Net income (loss) from discontinued operations per common share—Diluted	(0.14)	(1.82)	—	—

Net income (loss) per common share—Diluted	$(0.59)	$(1.64)	$(0.15)	$0.05

2006 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$25,632	$20,692	$15,369	$12,360

Income from continuing operations before equity in net income (loss) of unconsolidated joint ventures and provision for taxes	4,015	2,446	2,003	5,656
Equity in net income (loss) of unconsolidated joint ventures	(502)	(186)	236	—

Net income before minority interest	3,513	2,260	2,239	5,656
Minority interest	(34)	(20)	(12)	(9)

Net income	$3,547	$2,280	$2,251	$5,665

Net income per common share—Basic	$0.12	$0.11	$0.11	$0.28

Net income per common share—Diluted	$0.12	$0.11	$0.11	$0.28

NOTE 20—Subsequent Events

Wachovia Amendment

On January 24, 2008, the Company amended the Wachovia Warehouse Facility and Guarantee Agreement effective as of October 15, 2007. Under the amendment, the facility will terminate by March 31, 2009 and the maximum amount outstanding under the agreement will be an amount equal to (i) $86,000 through and until March 30, 2008, (ii) $50,000 from and after March 31, 2008 through and until June 29, 2008, (iii) $35,000 from and after June 30, 2008 through and until September 29, 2008, (iv) $20,000 from and after September 30, 2008 through and until December 30, 2008, (v) $10,000 from and after December 31, 2008 through and until March 30, 2009 and (vi) $0.00 from and after March 31, 2009. Additionally, the initial termination date can be extended by the Buyer for a period not to exceed 180 days upon receiving a written request from the Sellers at least 30 days but not earlier than 60 days prior to the initial termination date, provided that certain conditions are satisfied. The agreement amended certain restrictive covenants, the most significant of which was that (i) at no time shall the ratio of total consolidated total indebtedness to consolidated total assets not to exceed 0.85 to 1.0, (ii) minimum consolidated liquidity shall not be less than $10,000 and (iii) consolidated interest coverage ratio shall not be less than 1.2 to 1.0. In connection with the execution of Amendment No. 5, the Company must pay a modification fee to Wachovia in the aggregate amount of $700,000 in three equal monthly installments.

Sale of Rodgers Forge

On January 28, 2008, the Company completed the sale of the Rodgers Forge property. The property was sold for $45,000 and, after payment of the first mortgage and closing costs, resulted in approximately $8,071 of proceeds.

Reduction of Wachovia Facility

Subsequent to December 31, 2007, in connection with several loan prepayments, the Company repaid approximately $113,095 to reduce the Wachovia Warehouse Facility to approximately $31,088 as of March 14, 2008.

SCHEDULE IV

CBRE REALTY FINANCE, INC. AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE

DECEMBER 31, 2007

(In thousands)

(Amounts in thousands, except per share and share data)

Loan Type	Property Type	Interest Rate	Maturity Date(1)	Current Payment Terms(2)	Prior Liens	Principal Amount of Loans	Carrying Amount of Loans(3)	Principal Amount of Loss Subject Principal or to Delinquent Interest
Whole loans
	Office	LIBOR + 153	May 2008	Interest only	N/A	56,800	56,771	N/A
Whole loans < 3%	Various			Principal & Interest	N/A	812,277	815,652	N/A

						869,077	872,423

Mezzanine loans
Mezzanine loans < 3%	Various			Principal & Interest	4,951,925	280,889	282,297	N/A

Subordinate interest in whole loans (B-Notes)	Hotel	LIBOR+550	December 2007	Interest only	440,151	42,830	42,830	0.4

Subordinate interest whole loans (B-Notes) < 3%	Various			Principal & Interest	1,236,539	180,592	175,487	N/A

						223,422	218,317

Bridge loans
Bridge loans < 3%	Various	LIBOR + 750		Interest only	N/A	8,667	8,667	N/A

						$1,382,055	$1,381,704

(1)	See note 6 for further discussion of the B-Note disclosed above with a carrying value of $42,830 and a maturity date of December 2007.
(2)	Reflects current payment terms and does not denote loans that may be subject to principal payments in the future.
(3)	The aggregate U.S. federal income tax basis for such assets at December 31, 2007 was approximately equal to their book basis.

	2007	2006
Balance at beginning of period	1,090,874	448,280
Additions during the year:
New loans and additional advances on existing loans	679,717	854,957
Acquisition cost and (fees)	(543)	(782)
Premiums/(discounts)	(7,783)	522
Amortization of acquisition costs, fees, premiums and discounts	1,341	(1,950)
Deductions during the year:
Collection of principal (including sales)	(322,538)	(210,153)
Foreclosed assets	(59,364)	—

Balance at end of period	1,381,704	1,090,874

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2007. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the operations assumed for the Rodgers Forge and Monterey properties that were acquired through foreclosure in May 2007. As allowed pursuant to guidance from the Securities and Exchange Commission, the evaluation of internal control over financial reporting of Rodgers Forge and Monterey may be excluded. As of and for the year ended December 31, 2007 total assets and net sales of Rodgers Forge and Monterey represented 7% and 4% of consolidated total assets and revenues, respectively.

Our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing herein which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2007.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, prior to April 30, 2008 (the “2008 Proxy Statement”), and is incorporated herein by reference.

ITEM 11.	EXECUTIVE AND DIRECTOR COMPENSATION

The information required by Item 11 will be set forth in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK MATTERS

The information required by Item 12 will be set forth in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information required by Item 13 will be set forth in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accounting fees and services and the audit committee’s pre-approval policies and procedures required by this Item 14 is incorporated herein by reference to the 2008 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 and for the period from May 10, 2007 (inception) through December 31, 2005

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (loss) for the year ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and the period from May 10, 2005 (inception) through December 31, 2005

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

Schedule IV Mortgage Loans on Real Estate as of December 31, 2007

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

(a)(3) Exhibits

See Index to Exhibits on the following page

INDEX TO EXHIBITS

Exhibit	Description of Document
3.1

—     Articles of Amendment and Restatement of CBRE Realty Finance, Inc., incorporated by reference to Exhibit 3.1 to CBRE Realty Finance, Inc.’s Registration Statement on Form S-11 (File No. 333-132186), filed on March 3, 2006.

3.2

—     Amendment and Restated Bylaws of CBRE Realty Finance, Inc., incorporated by reference to Exhibit 3.2 to CBRE Realty Finance, Inc.’s Registration Statement on Form S-11 (File No. 333-132186), filed on August 4, 2006.

10.1

—     Registration Rights Agreement among CBRE Realty Finance, Inc., Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., for the benefit of themselves and certain holders of the common stock of CBRE Realty Finance, Inc., dated as of June 9, 2005, incorporated by reference to Exhibit 10.1 to CBRE Realty Finance, Inc.’s Registration Statement on Form S-11 (File No. 333-132186), filed on March 3, 2006.

10.2

—     Management Agreement between CBRE Realty Finance, Inc. and CBRE Realty Finance Management, LLC and CB Richard Ellis, Inc., dated as of June 9, 2005, incorporated by reference to Exhibit 10.2 to CBRE Realty Finance, Inc.’s Registration Statement on Form S-11 (File No. 333-132186), filed on March 3, 2006.

10.3

—     License Agreement by and among CBRE Realty Finance, Inc., CB Richard Ellis, Inc. and CB Richard Ellis of California, Inc., dated as of June 9, 2005, incorporated by reference to Exhibit 10.3 to CBRE Realty Finance, Inc.’s Registration Statement on Form S-11 (File No. 333-132186), filed on March 3, 2006.

10.4	— 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to CBRE Realty Finance, Inc.’s Registration Statement on Form S-11 (File No. 333-132186), filed on March 3, 2006.

10.5	— Form of Stock Award Agreement, incorporated by reference to Exhibit 10.5 to CBRE Realty Finance, Inc.’s Registration Statement on Form S-11 (File No. 333-132186), filed on March 3, 2006.

10.6	— Form of Stock Option Agreement, incorporated by reference to Exhibit 10.6 to CBRE Realty Finance, Inc.’s Registration Statement on Form S-11 (File No. 333-132186), filed on March 3, 2006.

10.7

—     Collateral Management Agreement between CBRE Realty Finance CDO 2006-1, Ltd. and CBRE Realty Finance Management, LLC, dated as of March 28, 2006, incorporated by reference to Exhibit 10.11 to CBRE Realty Finance, Inc.’s Registration Statement on Form S-11 (File No. 333-132186), filed on April 12, 2006.

10.8

—     Indenture among CBRE Realty Finance CDO 2006-1, Ltd., CBRE Realty Finance CDO 2006-1, LLC, LaSalle Bank National Association and CBRE Realty Finance, Inc., dated as of March 28, 2006, incorporated by reference to Exhibit 10.12 to CBRE Realty Finance, Inc.’s Registration Statement on Form S-11 (File No. 333-132186), filed on April 12, 2006.

10.9

—     Amended and Restated Trust Agreement among CBRE Realty Finance, Inc., JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and Administrative Trustees named therein, dated as of July 26, 2006, incorporated by reference to Exhibit 10.14 to CBRE Realty Finance, Inc.’s Registration Statement on Form S-11 (File No. 333-132186), filed on August 4, 2006.

10.10

—     Junior Subordinated Indenture between CBRE Realty Finance, Inc. and JPMorgan Chase Bank, National Association, dated as of July 26, 2006, incorporated by reference to Exhibit 10.15 to CBRE Realty Finance, Inc.’s Registration Statement on Form S-11 (File No. 333-132186), filed on August 4, 2006.

Exhibit	Description of Document
10.11

—     Purchase Agreement among CBRE Realty Finance, Inc., CBRE Realty Finance Trust I and German American Capital Corporation, dated as of July 26, 2006, incorporated by reference to Exhibit 10.16 to CBRE Realty Finance, Inc.’s Registration Statement on Form S-11 (File No. 333-132186), filed on August 4, 2006.

10.12

—     Purchase Agreement among CBRE Realty Finance, Inc., CBRE Realty Finance Trust I and Bear, Stearns & Co. Inc., dated as of July 26, 2006, incorporated by reference to Exhibit 10.17 to CBRE Realty Finance, Inc.’s Registration Statement on Form S-11 (File No. 333-132186), filed on August 4, 2006.

10.13

—     Master Repurchase Agreement among CBRE Realty Finance Holdings IV, LLC, CBRE Realty Finance TRS Warehouse Funding III, LLC and Wachovia Bank, National Associations, dated as of August 24, 2006, incorporated by reference to Exhibit 10.18 to CBRE Realty Finance, Inc.’s Registration Statement on Form S-11 (File No. 333-132186), filed on September 8, 2006.

10.14

—     Amendment No. 2 to Master Repurchase Agreement among CBRE Realty Finance Holdings IV, LLC, CBRE Realty Finance TRS Warehouse Funding III, LLC and Wachovia Bank, National Association, dated as of December 15, 2006, incorporated by reference to Exhibit 10.1 to CBRE Realty Finance, Inc.’s Current Report on Form 8-K (File No. 001-33050), filed on December 21, 2006.

10.15

—     Amendment No. 3 to Master Repurchase Agreement among CBRE Realty Finance Holdings IV, LLC, CBRE Realty Finance TRS Warehouse Funding III, LLC and Wachovia Bank, National Association, dated as of February 8, 2007, incorporated by reference to Exhibit 10.1 to CBRE Realty Finance, Inc.’s Current Report on Form 8-K (File No. 001-33050), filed on February 12, 2007.

10.16

—     Collateral Management Agreement between CBRE Realty Finance CDO 2007-1, Ltd. and CBRE Realty Finance Management, LLC, dated as of April 2, 2007, incorporated by reference to Exhibit 10.1 to CBRE Realty Finance, Inc.’s Current Report on Form 8-K (File No. 001-33050), filed on April 6, 2007.

10.17

—     Indenture among CBRE Realty Finance CDO 2007-1, Ltd., CBRE Realty Finance CDO 2007-1, LLC, LaSalle Bank National Association and CBRE Realty Finance, Inc., dated as of April 2, 2007, incorporated by reference to Exhibit 10.2 to CBRE Realty Finance, Inc.’s Current Report on Form 8-K (File No. 001-33050), filed on April 6, 20076.

10.18

—     Amendment No. 4 to Master Repurchase Agreement among CBRE Realty Finance Holdings IV, LLC, CBRE Realty Finance TRS Warehouse Funding III, LLC and Wachovia Bank, National Association, dated as of June 29, 2007, incorporated by reference to Exhibit 10.1 to CBRE Realty Finance, Inc.’s Current Report on Form 8-K (File No. 001-33050), filed on July 6, 2007.

10.19

—     Amendment No. 5 to Master Repurchase Agreement among CBRE Realty Finance Holdings IV, LLC, CBRE Realty Finance TRS Warehouse Funding III, LLC and Wachovia Bank, National Association, dated as of October 15, 2007, incorporated by reference to Exhibit 10.1 to CBRE Realty Finance, Inc.’s Current Report on Form 8-K (File No. 001-33050), filed on January 25, 2008.

10.20

—     Amended and Restated Guarantee Agreement between CBRE Realty Finance, Inc. and CBRE Realty Finance Holdings, LLC, dated as of January 23, 2008, incorporated by reference to Exhibit 10.2 to CBRE Realty Finance, Inc.’s Current Report on Form 8-K (File No. 001-33050), filed on January 25, 2008.

10.21	— Membership Interest Sale and Purchase Agreement among CBF Rodgers Forge, LLC, CBRE Realty Finance TRS, Inc. and Rodgers Forge Holdings, LLC, dated as of December 17, 2007, filed herewith.

Exhibit	Description of Document
21.1	— List of Subsidiaries of CBRE Realty Finance, Inc., filed herewith.

31.1	— Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, file herewith.

31.2	— Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	— Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, file herewith.

32.2	— Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, file herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2008

CBRE REALTY FINANCE, INC.

By:	/s/ MICHAEL ANGERTHAL
Name:	Michael Angerthal
Title:	Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of CBRE Realty Finance, Inc. hereby severally constitute Kenneth J. Witkin and Michael Angerthal, and each of them singly, our true and lawful attorneys and with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable CBRE Realty Finance, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ RAY WIRTA Ray Wirta	Chairman	March 17, 2008

/S/ KENNETH J. WITKIN Kenneth J. Witkin	Chief Executive Officer, President and Director (Principal Executive Officer)	March 17, 2008

/S/ MICHAEL MELODY Michael Melody	Director	March 17, 2008

/S/ DOUGLAS EBY Douglas Eby	Director	March 17, 2008

/S/ VINCENT COSTANTINI Vincent Costantini	Director	March 17, 2008

/S/ RICARDO KOENIGSBERGER Ricardo Koenigsberger	Director	March 17, 2008

/S/ DAVID MARKS David Marks	Director	March 17, 2008

/S/ MICHAEL ANGERTHAL Michael Angerthal	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 17, 2008