Form 10-Q
period 2008-03-31
CBRE Realty Finance Inc
filed 2008-05-12
CIK 1330969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 30,905,267 as of May 8, 2008.

CBRE REALTY FINANCE, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

CBRE REALTY FINANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except per share and share data)

	March 31, 2008	December 31, 2007
Assets:
Cash and cash equivalents	$17,993	$25,954
Restricted cash	64,554	137,004
Loans and other lending investments, net ($75,129 and $75,129 at fair value, respectively)	1,343,948	1,362,054
Commercial mortgage-backed securities, at fair value	170,356	236,134
Real estate, net	65,159	65,495
Investment in unconsolidated joint ventures	51,464	53,145
Derivative assets, at fair value	136	125
Accrued interest	7,882	9,304
Other assets	25,070	25,658
Assets held for sale	—	154,426

Total assets	$1,746,562	$2,069,299

Liabilities and Stockholders’ Equity:
Liabilities:
Collateralized debt obligations, ($264,143 and $0 at fair value, respectively)	$1,089,143	$1,339,500
Repurchase obligations	31,088	144,183
Mortgage notes payable	54,927	54,899
Note Payable	21,111	21,736
Derivative liabilities, at fair value	76,713	40,403
Management fee payable	645	566
Dividends payable	4,638	6,493
Accounts payable and accrued expenses	9,005	8,439
Other liabilities	35,553	39,732
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities, at fair value	21,515	50,000
Liabilities held for sale	—	149,869

Total liabilities	1,344,338	1,855,820

Commitments and contingencies
Minority interest	635	663
Stockholders’ Equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized, no shares issued or outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock par value $.01 per share; 100,000,000 shares authorized, 30,920,225 shares issued and outstanding at March 31, 2008 and December 31, 2007	309	309
Additional paid-in capital	422,563	422,275
Accumulated other comprehensive loss	(43,517)	(106,406)
Retained earnings (accumulated deficit)	22,234	(103,362)

Total stockholders’ equity	401,589	212,816

Total liabilities and stockholders’ equity	$1,746,562	$2,069,299

The accompanying notes are an integral part of these financial statements.

CBRE REALTY FINANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Amounts in thousands, except per share and share data)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
Revenues:
Investment income	$27,843	$25,540
Property operating income	1,812	1,656
Other income	408	382

Total revenues	30,063	27,578
Expenses:
Interest expense	21,868	17,545
Management fees	1,610	2,064
Property operating expenses	1,154	901
Other general and administrative (including $288 and $91, respectively, of stock-based compensation)	3,909	1,795
Depreciation and amortization	418	826

Total expenses	28,959	23,131
Loss on sale of investment	—	(287)
Unrealized gains (losses) on financial instruments	13,153	(107)

Income from continuing operations before equity in net income of unconsolidated joint ventures, minority interest, and discontinued operations	14,257	4,053
Equity in net loss of unconsolidated joint ventures	(1,940)	(2,530)

Income from continuing operations before minority interest and discontinued operations	12,317	1,523
Minority interest	(28)	(52)

Income from continuing operations	12,345	1,575
Discontinued Operations:
Operating results from discontinued operations	(2,620)	—
Gain on sale of investment	6,780	—

Income from discontinued operations	4,160	—

Net income	$16,505	$1,575

Weighted-average shares outstanding:
Basic weighted average common shares outstanding	30,415,572	30,161,774
Diluted weighted average common shares and common share equivalents outstanding	30,482,437	30,389,938
Basic and diluted earnings per share:
Income from continuing operations	$0.40	$0.05
Income from discontinued operations	0.14	—

Net income	$0.54	$0.05

Dividends per common share	$0.15	$0.21

The accompanying notes are an integral part of these financial statements.

CBRE REALTY FINANCE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(UNAUDITED)

For the Three Months Ended March 31, 2008

(Amounts in thousands, except share data)

	Common Stock		Additional Paid In-Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total	Comprehensive Income
	Shares	Par Value
Balance at December 31, 2007	30,920,225	$309	$422,275	$(106,406)	$(103,362)	$212,816	$—
Adoption of SFAS 159	—	—	—	61,231	113,729	174,960	—
Stock based compensation	—	—	288	—	—	288	—
Net income	—	—	—	—	16,505	16,505	16,505
Amortization of unrealized loss on derivatives	—	—	—	1,658	—	1,658	1,658
Cash dividends declared or paid	—	—	—	—	(4,638)	(4,638)	—

Balance at March 31, 2008	30,920,225	$309	$422,563	$(43,517)	$22,234	$401,589	$18,163

The accompanying notes are an integral part of these financial statements.

CBRE REALTY FINANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
Operating activities:
Net income	$16,505	$1,575
Income from discontinued operations	(4,160)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net loss of unconsolidated joint ventures	1,940	2,530
Premium amortization, net	29	105
Other amortization	1,546	679
Depreciation	413	343
Stock-based compensation	288	91
Realized loss on sale of investment	—	287
Realized loss on derivatives	—	50
Unrealized (gain) loss on financial instruments	(13,153)	57
Changes in operating assets and liabilities:
Restricted cash	147	(388)
Accrued interest	1,422	(1,637)
Other assets	663	5,161
Management fees payable	79	(11)
Accounts payable and accrued expenses	1,729	14,782
Other liabilities	(54)	237

Net cash provided by operating activities, continuing operations	7,394	23,861
Net cash used in operating activities, discontinued operations	(2,159)	—

Net cash provided by operating activities	5,235	23,861

Investing activities:
Purchase of CMBS	—	(72,309)
Repayment of CMBS principal	1	229
Proceeds from sale of CMBS	—	4,085
Origination and purchase of loans	(4,118)	(143,209)
Repayment of loan principal	21,870	1,171
Proceeds from sale of loans	—	17,103
Real estate acquisition	(11)	(231)
Investment in unconsolidated joint ventures	(260)	(16,476)
Restricted cash	70,676	(1,775)
Other liabilities	(4,274)	3,461

Net cash provided by (used in) investing activities, continued operations	83,884	(207,951)
Net cash provided by investing activities, discontinued operations	8,878	—

Net cash provided by (used in) investing activities	92,762	(207,951)

Financing activities:
Proceeds from issuance of CDOs	13,200	—
Proceeds from borrowings under repurchase agreements	—	231,528
Repayments of borrowings from repurchase agreements	(113,095)	—
Proceeds from mortgage loans	100	367
Repayments of note payable	(625)	—
Payments from settlement of derivatives	(81)	—
Deferred financing and acquisition costs paid	(780)	(14,739)
Restricted cash	1,844	1,550
Minority interest	(28)	(82)
Dividends paid to common stockholders	(6,493)	(5,814)

Net cash (used in) provided by financing activities	(105,958)	212,810

Net (decrease) increase in cash and cash equivalents	(7,961)	28,720
Cash and cash equivalents, at beginning of the period	25,954	17,933

Cash and cash equivalents at end of period	17,993	46,653

Supplemental disclosure of cash flow information
Interest paid	$25,677	$16,811
Income taxes paid	$—	$—
Interest capitalized	$—	$137

The accompanying notes are an integral part of these financial statements.

CBRE REALTY FINANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Dollars in thousands, except per share and share data)

NOTE 1—ORGANIZATION

CBRE Realty Finance, Inc. is organized as a commercial real estate specialty finance company focused on originating and acquiring whole loans, bridge loans, subordinate interests in whole loans, or B Notes, commercial mortgage-backed securities (“CMBS”), and mezzanine loans, primarily in the United States. Unless the context requires otherwise, all references to “we,” “our,” and “us” in this quarterly report on Form 10-Q mean CBRE Realty Finance, Inc., a Maryland corporation, our wholly-owned and majority-owned subsidiaries and our ownership in joint venture assets. As of March 31, 2008, we also own interests in eight joint venture assets, two of which are consolidated in the condensed consolidated financial statements. We are a holding company and conduct our business through wholly-owned or majority-owned subsidiaries.

We are externally managed and advised by CBRE Realty Finance Management, LLC (our “Manager”), an indirect subsidiary of CB Richard Ellis Group, Inc. (“CBRE”), and a direct subsidiary of CBRE|Melody & Company (“CBRE|Melody”). As of March 31, 2008, CBRE|Melody also owned an approximately 4.5% interest in the outstanding shares of our common stock. In addition, certain of our executive officers and directors owned an approximately 7.3% interest in the outstanding shares of our common stock.

We have elected to qualify to be taxed as a real estate investment trust (“REIT”) for U. S. federal income tax purposes. As a REIT, we generally will not be subject to federal income tax on that portion of income that is distributed to stockholders if at least 90% of our REIT taxable income is distributed to our stockholders. We conduct our operations so as to not be regulated as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”).

As of March 31, 2008, the net carrying value of investments held by us was approximately $1,578,116, including origination costs and fees and net of repayments and sales of partial interests in loans and CMBS, with a weighted average spread to 30-day LIBOR of 312 basis points for our floating rate investments and a weighted average yield of 7.11% for our fixed rate investments.

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, meet future funding requirements from the existing loan portfolio, pay dividends, fund debt service and for other general business needs. Our primary sources of funds for short-term liquidity, including working capital, distributions, debt service, and additional portfolio funding consist of (i) cash flow from operations; (ii) proceeds from existing CDOs; (iii) proceeds from principal and interest payments on investments; (iv) proceeds from potential loan and asset sales; and, to a lesser extent, (v) new financings or additional securitization or CDO offerings and (vi) proceeds from additional common or preferred equity offerings or offerings of trust preferred securities. Due to recent market turbulence, we do not anticipate having the ability in the near-term to access equity capital through the public markets or debt capital through warehouse lines, new CDO issuances, or new trust preferred issuances. Therefore, we will rely primarily on cash flows from operations, principal and interest payments on investments, restricted cash available to fund future loan commitments in our first CDO, the line of credit available to fund loan commitments in our second CDO, and proceeds from asset sales and alternative sources of financing, if any. We believe these sources of funds will be sufficient to meet liquidity requirements described above for at least the next twelve months.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The condensed consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us or entities which are variable interest entities (“VIEs”) in which we are the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”). All significant intercompany transactions and balances have been eliminated in consolidation.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report on Form 10-K filed with the SEC on March 17, 2008.

NOTE 3—NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 4—FAIR VALUE OF FINANICAL INSTRUMENTS

Fair Value of Financial Instruments

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159. SFAS 159 permits entities to elect to measure many financial instruments at fair value. We elected the fair value option under SFAS 159 for all CMBS with a rating below AAA at the date of acquisition, all CDO bonds with a rating below AAA at the date of issuance and all junior subordinated debentures in order to more appropriately reflect the operations of our business which is investing in commercial real estate financial assets and to match fund those investments through securitized debt financing instruments. We typically hold all assets and liabilities to maturity and we believe recording certain assets and corresponding liabilities at fair value provides a more accurate reflection of our book value under generally accepted accounting principles. Our financial assets primarily include loans and CMBS. Our loans are recorded on the balance sheet at historical cost, net of loan loss reserves, and CMBS are recorded at fair value, giving an appropriate depiction of changes in fair value throughout the holding periods. In addition, compared to our CMBS, CDO bonds and junior subordinated debentures, our loans have significantly shorter terms, are unique in nature and lack an open market, thus ascertaining and recording an estimate of fair value will not be reflective of the distinct nature of these loans. To adequately match the changes in fair value of our assets that are recorded at fair value, where there is often significant volatility due to company specific circumstances as well as external market factors, we believe it is preferable to also reflect changes in the fair value of the corresponding liabilities for CDO bonds and junior subordinated debentures. Since our senior AAA rated CDO bonds are less volatile in nature, similar to our loans which are not recorded at fair value, we did not elect the fair value option for our senior bonds that were AAA rated at the date of issuance in order to more appropriately match these instruments with our loans. Similarly, we have not elected the fair value option on CMBS securities that have AAA rating at the date of acquisition. To address matching on the statement of operations, we also elected the fair value option on CMBS with a rating below AAA since the changes in fair value of these instruments have a strong correlation with the change in fair value of our CDO bonds and junior subordinated debentures, therefore we believe it is most representative to reflect changes in fair value of all of these instruments through the statement of operations. While we did not elect to adopt SFAS 159 for derivative instruments, because CDOs are recorded at fair value, all interest rate swaps outstanding at January 1, 2008 no longer qualify for hedge accounting and subsequent changes in fair value are recorded as a component of income from continuing operations.

A summary of the cumulative effect of the adoption of SFAS 159 is as follows:

	Balance at January 1, 2008 prior to Adoption	Increase to Retained Earnings upon Adoption	Balance at January 1, 2008 after Adoption
CDO bonds	(514,500)	151,415	(363,085)
Junior subordinated debentures	(50,000)	23,545	(26,455)

Total	$(564,500)	$174,960	$(389,540)

As a result of the adoption of SFAS 159, an adjustment of $174,960 was made to the balance of retained earnings on January 1, 2008. In addition, the $61,231 of unrealized losses related to CMBS securities as of January 1, 2008 was reclassified from accumulated other comprehensive loss to retained earnings.

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS 157. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 requires, with limited exceptions, that changes in fair value estimates resulting from the adoption of SFAS 157 be recorded prospectively as changes in estimates.

The fair value hierarchy introduced in SFAS 157 provides the following classifications of fair value:

Level 1

Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2

Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3

        Inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. However, the fair value measurement objective remains the same, that is, an exit price from the perspective of a market participant that holds the asset or owes the liability. Therefore, unobservable inputs shall reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Unobservable inputs shall be developed based on the best information available in the circumstances, which might include the reporting entity’s own data. In developing unobservable inputs, the reporting entity need not undertake all possible efforts to obtain information about market participant assumptions. However, the reporting entity shall not ignore information about market participant assumptions that is reasonably available without undue cost and effort. Therefore, the reporting entity’s own data used to develop unobservable inputs shall be adjusted if information is reasonably available without undue cost and effort that indicates that market participants would use different assumptions.

Classification of recurring fair value measurements under SFAS 157 are as follows:

		Fair Value Measurements at March 31, 2008
	Balance at March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans and other lending investments (1)	$75,129	$—	$—	$75,129
CMBS	170,356	—	—	170,356

Total assets	$245,485	$—	$—	$245,485

CDO bonds (below AAA)	$264,143	$—	$—	$264,143
Derivatives, net	76,577	—	—	76,577
Junior subordinated debentures	21,515	—	—	21,515

Total liabilities	$362,235	$—	$—	$362,235

(1)	Consists only of our nonperforming loans, discussed further in Note 6, which are “collateral dependent” and are therefore valued based on the fair value of the underlying collateral. Two of these loans that are calculated based on fair value consist of B-note and mezzanine interests collateralized by properties that have multiple debt instruments and lenders. Although we have a relatively small interest in the overall collateral, the ultimate value of our loans are directly dependent upon the overall value of the collateral. The estimated fair value of the overall collateral for these two loans from which we based our loans fair value was $3,450,000 at March 31, 2008 and December 31, 2007. The third nonperforming loan is a whole loan, where our loan is collateralized by the entire property.

A reconciliation of the change in fair value for financial instruments for the three months ended March 31, 2008 with unobservable inputs (Level 3) is as follows:

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Loans and other Lending Investments	CMBS	CDO Bonds	Derivatives, net	Junior Subordinated Debentures	Total
Beginning balance	$75,129	$236,134	$(363,085)	$(40,278)	$(26,455)	$(118,555)
Issuances, settlements and amortization	—	443	(13,200)	—	—	(12,757)
Unrealized gain (loss)	—	(66,221)	112,142	(36,299)	4,940	14,562
Transfers in and out of Level 3	—	—	—	—	—	—

Ending balance	$75,129	$170,356	$(264,143)	$(76,577)	$(21,515)	$(116,750)

The components of unrealized gains and losses recorded in the statement of operations are as follows:

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Unrealized loss on CMBS	$(66,221)	$—
Unrealized loss on derivatives	(36,299)	(107)
Unrealized gain on CDO bonds (below AAA)	112,142	—
Unrealized gain on junior subordinated debentures	4,940	—
Amortization of unrealized loss on derivatives	(1,409)	—

Total unrealized gains (losses) on financial instruments	$13,153	$(107)

A summary of the methods used to estimate fair value is as follows:

Loans and other investments

Specific valuation allowances are established for certain impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral may be determined by (i) independent appraisal, (ii) internal company models, (iii) market bids or (iv) a combination of these methods. If the fair value of the collateral of an impaired loan is less than our carrying value of the loan, a loan loss provision is recorded for the difference at the measurement date, resulting in our loan being recorded at fair value. Valuation of collateral and the resulting loan loss reserve is based on assumptions such as expected operating cash flows, expected capitalization rates, estimated time the property will be held, discount rates and other factors. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations.

CMBS

        Estimated fair values for CMBS are based on quoted market prices from third parties that actively participate in the CMBS market. These quotations are subject to significant variability based on market conditions, such as interest rates, liquidity, trading     activity and credit spreads. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in the recorded amount of our investment. As fair value estimates may vary to some degree, we must make certain judgments and assumptions about the appropriate price used to calculate the fair values for financial reporting purposes. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations.

CDO Bonds and Junior Subordinated Debentures

Estimated fair values for CDO bonds and junior subordinated debentures are based on independent appraisals. Currently, there is not an active market for our CDO bonds or our junior subordinated debentures and the independent appraiser estimated fair value using a valuation model that considered, among other things, (i) anticipated cash flows (ii) current market credit spreads, such as CMBX, (iii) known and anticipated credit issues of underlying collateral (iv) term and reinvestment period and (v) market transactions of similar securities. When available, management will compare fair values estimated by the independent appraiser to third party quotes and transactions of identical or similar securities, however, such information is not available on a consistent basis. Estimates of fair value are subject to significant variability based on market conditions, such as interest rates and credit spreads. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in the recorded amount of our fair value. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations.

During the three months ended March 31, 2008, the CMBS and CDO markets continued to experience widening of credit spreads, resulting in a decrease in the fair value of our liabilities related to CDO bonds and junior subordinated debentures, resulting in unrealized gains of $112,142 and $4,940, respectively, for the three months ended March 31, 2008. The decrease in value is due primarily to changes in market credit spreads and, to a lesser extent, company specific credit issues related to nonperforming loans and watch list assets and liquidity considerations. During the three months ended March 31, 2008, the average spread for the AA CMBX index increased from 256 basis points at December 31, 2007 to 613 basis points at March 31, 2008.

Derivative Instruments

To estimate the fair values of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives and long-term investments, standard market conventions and techniques such as discounted cash flow analysis, option-pricing models, replacement cost, and termination cost are used to determine fair value. The values are also adjusted to reflect nonperformance and credit risk. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations.

NOTE 5—DISCONTINUED OPERATIONS

In January 2008, we sold our Rodgers Forge property and in March 2008 we sold our Monterey property. The condensed consolidated financial statements reflect the operations, assets and liabilities of our Rodgers Forge and Monterey operations as discontinued under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, for all periods presented.

The following table presents summarized information for our Rodgers Forge and Monterey operations included in historical results:

For the three months ended March 31, 2008
Property operating income	$819
Property operating expenses	(956)
Depreciation and amortization	(396)
Gain on sale of investments	6,780
Interest expense	(2,087)

Net income	$4,160

The carrying amounts of assets and liabilities of the Rodgers Forge and Monterey operations, as of December 31, 2007, presented on our balance sheet as “held for sale” under the provisions of SFAS 144, are as follows:

Cash and cash equivalents	$461
Land, building, improvements and other long-lived assets	152,232
Other assets	1,733

Total assets held for sale	$154,426

Accounts payable and accrued liabilities	$9,253
Mortgage Payable	140,225
Other liabilities	391

Total liabilities held for sale	$149,869

At March 31, 2008, there were no assets or liabilities held for sale.

NOTE 6—LOANS AND OTHER LENDING INVESTMENTS, NET

The aggregate carrying values allocated by product type and weighted average coupons of our loans and other lending investments as of March 31, 2008 and December 31, 2007, were as follows:

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread Over LIBOR (2)
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Whole loans fixed rate(3)	$576,647	$576,493	42%	42%	6.49%	6.49%	—	—
Whole loans floating rate(3)	306,725	304,596	23%	22%	—	—	211bps	210bps
Mezzanine loans, fixed rate	74,918	74,751	5%	5%	9.56%	9.53%	—	—
Mezzanine loans, floating rate	186,966	207,547	14%	15%	—	—	474bps	475bps
Subordinate interests in whole loans, fixed rate	85,344	85,319	6%	6%	9.12%	9.12%	—	—
Subordinate interests in whole loans, floating rate	132,998	132,998	10%	10%	—	—	316bps	316bps

Total / Average	1,363,598	1,381,704	100%	100%	7.11%	7.10%	312bps	317bps

Loan loss reserve	(19,650)	(19,650)

Total loans and lending investments, net	$1,343,948	$1,362,054

(1)	Loans and other lending investments are presented after scheduled amortization payments and prepayments, and are gross of premiums, discounts and unamortized fees.
(2)	Benchmark rate is 30-day LIBOR.
(3)	Includes originated whole loans, acquired whole loans and bridge loans.

As of March 31, 2008, our portfolio consists of 41 whole loans, 13 mezzanine loans and 11 subordinated interests, resulting in an average loan size of $21,546, $20,145 and $19,849, respectively.

The carrying value of our loans and other lending investments is gross of premiums, unamortized fees, and discounts of $705 and $351 at March 31, 2008 and December 31, 2007, respectively.

We have identified one mezzanine loan as of March 31, 2008, as a variable interest in a VIE and have determined that we are not the primary beneficiary of this VIE. As of March 31, 2008, our maximum exposure to loss would not exceed the carrying amount of this investment, or $42,830.

As of March 31, 2008, our loans and other lending investments had the following maturity characteristics (excluding extension options held by borrowers):

Year of Maturity	Number of Investments Maturing	Current Carrying Value (In thousands)		% of Total
2008	11	$255,503		19%
2009	8	198,722		15%
2010	14	252,563		18%
2011	12	293,294		21%
2012	9	213,029		16%
Thereafter	11	150,487		11%

Total	65	$1,363,598		100%

Weighted average maturity		2.8	years

For the three months ended March 31, 2008 and 2007, our investment income from loan and other lending investments and CMBS was generated by the following investment types:

	For the three months ended March 31, 2008		For the three months ended March 31, 2007
Investment Type	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$13,795	49%	$13,038	51%
Mezzanine loans	5,491	20%	4,159	16%
Subordinate interests in whole loans	3,638	13%	3,586	14%
CMBS	4,919	18%	4,741	19%
Miscellaneous	—	—%	16	—%

Total	$27,843	100%	$25,540	100%

Non-Performing Loans and Watch List Assets

As of March 31, 2008, we had the following watch list and non-performing loans:

Investment Type	Classification	Carrying Value		% of Total Assets
B-Note	Non-Performing(2)	$42,830	(1)	2.4%
Whole loan	Non-Performing	11,949	(1)	0.7%
Mezzanine Loan	Non-Performing(2)	40,000	(1)	2.3%
Whole Loan	Watch	12,000		0.7%
Bridge Loan	Watch	7,390		0.4%

Total		$114,169		6.5%

(1)	At March 31, 2008, we had a $19,650 loan loss reserve against these assets.
(2)	Investments are with the same sponsor

Watch List Assets

We conduct a quarterly comprehensive credit review, resulting in an individual risk classification being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an “early warning system.”

The first watch list asset is a $12,000 whole loan for a mixed use industrial and commercial facility located in Windsor, Connecticut. As of March 31, 2008, loan interest was overdue and the loan was in technical default. Subsequent to March 31, 2008, the largest tenant of the facility, which is also the borrower, closed operations and engaged a broker to sell the building. Management concluded that no loan loss reserve was necessary at this time based on the estimated fair market value of the underlying collateral from a third party appraisal and a personal financial guaranty from the borrower. If the borrower is not successful in locating a buyer for the building at an adequate price, or at all, such an adverse event could have a negative impact on our ability to recover our loan.

The second watch list asset is a $7,390 bridge loan secured by development rights to build an office building in the Washington, DC area. The borrower is in the process of completing predevelopment activities and obtaining necessary regulatory approvals to start construction. The loan matures in September 2008 and interest reserves were depleted in April 2008. The borrower is also in the process of obtaining letters of intent from prospective tenants and obtaining construction financing for the project, the proceeds of which would be used to repay our bridge loan. Management is currently in the process of negotiating an extension for this loan and replenishing the interest reserve. Management concluded that no loan loss reserve was necessary at this time based on our expectation that the borrower will obtain (i) necessary approvals to commence construction, (ii) lease commitments from potential tenants and (iii) refinancing of the bridge loan into a construction loan. If the borrower is not successful in obtaining final approvals to commence construction, obtaining letters of intent from prospective tenants or obtaining construction financing, such adverse events could have an adverse impact on our ability to recover our loan.

Subsequent to March 31, 2008, we added a $10,373 whole loan to our watchlist. The loan is for a mixed use office and industrial facility located in Phoenix, Arizona. The facility has been vacant for an extended period of time and interest reserves have been depleted. In April 2008, we were notified by the borrower that they were preparing to market the building for sale. Management concluded that no loan loss reserve was necessary at this time based on the estimated underlying collateral value of the property. If the borrower is not successful in locating a buyer for the building at an adequate price, or at all, such an outcome could have a negative impact on our ability to recover the full value of our loan.

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

        The $42,830 B-Note investment classified as non-performing had a maturity default on December 1, 2007 and is secured by a class A parcel of land in New York City that is intended to be developed into a mixed use retail and residential site. The B-Note was originally due on October 1, 2007 and was extended for 60 days with the sponsor funding an additional $150,000 of cash equity. Interest on the loan has been paid through December 31, 2007 at the contractual rate. We are actively negotiating with the sponsor and lending group to resolve the maturity default. The value of the loan is dependent on several factors that are outside of our control, such as the ultimate use of the project, the timing of completion and negotiations with potential tenants, and adverse events not currently anticipated could have a material impact on the value of the underlying collateral and ultimate realization of the loan balance. Given the recent state of the credit and capital markets and uncertainty in the commercial real estate markets, the estimated collateral value is a significant estimate. The value of the collateral could be less than our current estimate of fair value, due to lack of liquidity in credit markets, declines in the value of commercial real estate, insufficient time to market or develop the property or other factors, which could result in a partial or full loss in the value of our position.

The $11,949 whole loan is secured by a class B office property located in a suburb of Chicago, Illinois. As of March 31, 2008, the borrower of the whole loan had several defaults under the loan agreement that management does not expect the borrower will have the ability to cure and, as a result, foreclosure of this property is probable. Management obtained an independent, third party appraisal of the collateral value of this property which indicated that the fair value of the collateral, net of expected selling costs, was less than our historical carrying value and, as a result, we have a loan loss reserve against the balance of this loan to reduce the net carrying value to equal the fair value of the collateral.

The $40,000 mezzanine loan had a maturity default on February 9, 2008 and is collateralized by four class A office properties located in New York City. The sponsor of this investment is also the sponsor of the $42,830 B-Note investment discussed above. In April 2008, the borrower and lending group for the properties reached a consensual sale agreement that will allow the properties to be sold in an orderly fashion. Based on management’s estimated fair market value of the collateral, the estimated loan to value ratio of our position is approximately 100%. Given the recent state of the credit and capital markets and uncertainty in the real estate market, the estimated collateral value of the four underlying assets is a significant estimate. The value of the loan is contingent on events that are outside of our control and adverse events not currently anticipated could have a material impact on the value of the underlying collateral and ultimate realization of the loan balance. The proceeds from a sale of the underlying properties could be less than our estimate of fair value, due to lack of liquidity in credit markets, declines in the value of commercial real estate, insufficient time to market the property or other factors, which could result in a partial or full loss in the value of our investment. If the fair market value of the collateral decreases approximately $150,000, or 5%, from our estimates, our loan would be fully impaired.

Loan Loss Reserve

As of March 31, 2008 and December 31, 2007, we had a loan loss reserve for non-performing loans of $19,650. We estimated the loan loss reserve based on consideration of current economic conditions and trends, the intent and wherewithal of the sponsors, the quality and estimated value of the underlying collateral and other factors.

Concentration Risk

At March 31, 2008 and December 31, 2007, our loan and other lending investments had the following geographic diversification:

	March 31, 2008		December 31, 2007
Region	Carrying Value	% of Total	Carrying Value	% of Total
West	$651,120	48%	$650,173	47%
East	396,266	29%	415,292	30%
South	132,184	10%	131,293	9%
Midwest	104,467	8%	104,799	8%
Nationwide	79,561	5%	80,147	6%

Total	$1,363,598	100%	$1,381,704	100%

At March 31, 2008 and December 31, 2007, the underlying collateral of loan and other lending investments consisted of the following property types:

	March 31, 2008		December 31, 2007
Region	Carrying Value	% of Total	Carrying Value	% of Total
Office	$643,115	47%	$641,000	46%
Hotel	256,418	19%	276,418	20%
Multifamily	249,720	18%	249,629	18%
Industrial	70,759	5%	70,918	5%
Other	143,586	11%	143,739	11%

Total	$1,363,598	100%	$1,381,704	100%

NOTE 7—CMBS

The following table summarizes our CMBS investments, aggregated by investment category, as of March 31, 2008, which are carried at estimated fair value:

Security Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
CMBS Class A or higher	$10,008	$—	$(3,102)	$6,906
CMBS Class BBB	205,288	—	(96,740)	108,548
CMBS Class BB	55,417	—	(17,135)	38,282
CMBS Class B	24,239	—	(9,324)	14,915
CMBS Class NR	2,856	—	(1,151)	1,705

Total	$297,808	$—	$(127,452)	$170,356

The following table summarizes our CMBS investments, aggregated by investment category, as of December 31, 2007, which are carried at estimated fair value:

Security Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
CMBS Class A or higher	$10,006	$—	$(622)	$9,384
CMBS Class BBB	194,634	—	(48,444)	146,190
CMBS Class BB	65,790	126	(8,865)	57,051
CMBS Class B	24,114	1	(2,296)	21,819
CMBS Class NR	2,821	—	(1,131)	1,690

Total	$297,365	$127	$(61,358)	$236,134

        We had 67 CMBS investments in a continuous unrealized loss position as of March 31, 2008, 35 of which have been in a continuous unrealized loss position for greater than 12 months. The unrealized loss of the 35 CMBS investments in a continuous unrealized loss position for greater than twelve months is $69,248 and the unrealized loss of the 32 that have been in a continuous loss position for less than twelve months is $58,204, as of March 31, 2008. We had 65 CMBS investments that are in an unrealized loss position at December 31, 2007, eight of which had been in a continuous unrealized loss position for greater than twelve months. The unrealized loss of the eight CMBS investments in a continuous unrealized loss position for greater than twelve months was $3,352 and the unrealized loss of the 57 CMBS investments that had been in a continuous loss position for less than twelve months was $58,006, as of December 31, 2007.

On January 1, 2008, as a result of our adoption of SFAS 159, all changes in the fair value of our CMBS securities that are below AAA rating at the time of acquisition are recorded as a component of income from continuing operations. We continue to review our CMBS securities for other-than-temporary impairment in accordance with EITF 99-20 for the purpose of calculating yields that determine interest income. Our review of such securities indicates that the decrease in fair value was not due to changes in the underlying credit fundamentals or in the amount of interest expected to be received. The unrealized losses are primarily the results of changes in market interest rates subsequent to the purchase of the CMBS investments. In the second half of 2007, the CMBS market experienced significant volatility. Management believes the resulting decreases in valuation are reflective of temporary market conditions, not underlying credit issues that would be indicative of other than temporary impairment. Therefore, management does not believe any of the securities held are other-than-temporarily impaired at March 31, 2008. We have the ability and intent to hold all the investments until their expected maturity.

During the three months ended March 31, 2008, and 2007, respectively, we accreted $443 and $443 of the net discount for these securities in interest income.

The actual maturities of CMBS are generally shorter than stated contractual maturities. Actual maturities of these investments are affected by the contractual lives of the underlying assets, periodic payments of principal, and prepayments of principal.

The following table summarizes the estimated maturities of our CMBS investments, as of March 31, 2008, according to their estimated weighted average life classifications:

Weighted Average Life	Estimated Fair Value	Amortized Cost	Weighted Average Coupon
Less than one year	$23,892	$31,676	7.32%
Greater than one year and less than five years	42,310	61,056	6.67%
Greater than five years and less than ten years	99,052	193,781	5.84%
Greater than ten years	5,102	11,295	5.61%

The following table summarizes the estimated maturities of our CMBS investments, as of December 31, 2007, according to their estimated weighted average life classifications:

Weighted Average Life	Estimated Fair Value	Amortized Cost	Weighted Average Coupon
Less than one year	$30,056	$31,718	7.26%
Greater than one year and less than five years	55,568	60,976	6.67%
Greater than five years and less than ten years	143,521	193,424	5.80%
Greater than ten years	6,989	11,247	5.64%

The weighted average lives of our CMBS investments at March 31, 2008 and December 31, 2007, respectively, in the tables above are based upon calculations assuming constant principal prepayment rates to the balloon or reset date for each security.

The following table summarizes the Company’s CMBS investments, aggregated by vintage, as of March 31, 2008, which are carried at estimated fair value:

Security Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
CMBS 1998 Vintage	$11,545	$—	$(4,812)	$6,733
CMBS 2000 Vintage	10,392	—	(1,654)	8,738
CMBS 2001 Vintage	9,550	—	(1,749)	7,801
CMBS 2002 Vintage	12,247	—	(3,739)	8,508
CMBS 2005 Vintage	75,835	—	(28,888)	46,947
CMBS 2006 Vintage	145,707	—	(69,641)	76,066
CMBS 2007 Vintage	32,532	—	(16,969)	15,563

Total	$297,808	$—	$(127,452)	$170,356

The following table summarizes the Company’s CMBS investments, aggregated by vintage, as of December 31, 2008, which are carried at estimated fair value:

Security Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
CMBS 1998 Vintage	$11,512	$—	$(786)	$10,726
CMBS 2000 Vintage	10,336	126	(224)	10,238
CMBS 2001 Vintage	9,535	—	(146)	9,389
CMBS 2002 Vintage	12,228	2	(1,928)	10,302
CMBS 2005 Vintage	75,771	—	(13,026)	62,745
CMBS 2006 Vintage	145,485	—	(37,698)	107,787
CMBS 2007 Vintage	32,498	—	(7,551)	24,947

Total	$297,365	$128	$(61,359)	$236,134

NOTE 8—BORROWINGS AND REPURCHASE AGREEMENTS

The following is a table of our outstanding borrowings as of March 31, 2008:

	Stated Maturity	Interest Rate	Unpaid Principal at 03/31/08	Unrealized Gain	Balance 03/31/08
Mortgage note payable (Springhouse)(1)	12/14/2008	4.45%	$25,757	$—	$25,757
Mortgage note payable (Loch Raven)(1)	4/1/2009	5.96%	29,170	—	29,170
Wachovia Warehouse Facility	3/31/2009	5.37%	31,088	—	31,088
CDO I bonds payable(2)	3/25/2046	3.11%	508,500	(63,240)	445,260
CDO II bonds payable(2)	4/7/2052	5.44%	844,200	(200,317)	643,883

Total			$1,438,715	$(263,557)	$1,175,158

(1)	Non-recourse to us.
(2)	CDO bonds payable of $133,500 for CDO I and $394,200 for CDO II are accounted for under the fair value option prescribed by SFAS 159.

The following is a table of our outstanding borrowings as of December 31, 2007:

	Stated Maturity	Interest Rate	Balance 12/31/07
Mortgage note payable (Springhouse)(1)	12/14/2008	6.35%	$25,729
Mortgage note payable (Loch Raven)(1)	4/1/2009	5.96%	29,170
Wachovia warehouse facility	3/31/2009	6.28%	144,183
CDO I bonds payable	3/25/2046	5.44%	508,500
CDO II bonds payable	4/7/2052	6.08%	831,000

Total			$1,538,582

(1)	Non-recourse to us.

A summary of minimum principal payments is as follows:

	Total	Less than 1 year	1 year	2-4 years	More than 5 years
CDO I bonds payable	$508,500	—	$—	$—	$508,500
CDO II bonds payable	844,200	—	—	—	844,200
Wachovia warehouse facility	31,088	31,088	—	—	—
Mortgage payable	54,927	25,757	29,170	—	—
Trust preferred securities	50,000	—	—	—	50,000

Total	$1,488,715	$56,845	$29,170	$—	$1,402,700

Mortgage Notes Payable

On December 14, 2005, Springhouse, one of our consolidated joint ventures, obtained a $26,175 mortgage loan in conjunction with the acquisition of real estate located in Prince George’s County, Maryland. The loan is guaranteed by Bozzuto, our joint venture partner, matures on December 14, 2008, and bears interest at 30-day LIBOR plus 1.75%. As of March 31, 2008 and December 31, 2007, respectively the outstanding balance was $25,757 and $25,729.

On March 28, 2006, Loch Raven, one of our consolidated joint ventures, obtained a $29,170 mortgage loan in conjunction with the acquisition of real estate located in Baltimore, Maryland. The loan is guaranteed by Bozzuto, our joint venture partner, matures on April 1, 2009, and bears interest at a fixed rate of 5.96%. As of March 31, 2008 and December 31, 2007 the outstanding balance was $29,170.

In January of 2008, we sold the Rodgers Forge property and paid off the $36,303 mortgage loan in full. In March of 2008, we sold the Monterey property and the buyer assumed the $103,886 mortgage loan in full.

Warehouse Facilities

We have historically financed our portfolio of securities and loans through the use of repurchase agreements. Currently, we have no warehouse facilities in place that will allow future borrowings. Below is a description of our warehouse line currently in place.

Wachovia Warehouse Facility

In August 2006, we entered into a master repurchase agreement with Wachovia Bank N.A, or Wachovia, that provided $300,000 of aggregate borrowing capacity. On December 15, 2006 and February 8, 2007, the aggregate borrowing capacity was increased to $500,000 and $700,000, respectively, and the increase period expired on April 2, 2007. After the expiration of the increase period the maximum borrowing capacity was $300,000. On June 29, 2007, the aggregate borrowing capacity was increased to $400,000 and the increase period expired on December 31, 2007, reducing the maximum borrowing capacity to $300,000. The Wachovia Warehouse Facility has an initial fixed repurchase date of August 24, 2009, which may be extended for a period not to exceed 364 days upon our written request to the buyer at least 30 days, but no more than 60 days, prior to the initial repurchase date, if (i) no default or event of default (as defined in the repurchase agreement) has occurred or continuing and (ii) upon our payment to the buyer of a certain extension fee. This facility previously financed our origination or acquisition of whole loans, subordinate mortgage interests and CMBS. As of March 31, 2008 and December 31, 2007, the outstanding balance under this facility was approximately $31,088 and $144,183, respectively, with a weighted average borrowing rate of 5.37% and 6.28%, respectively. We do not expect to make any further borrowings under this facility. The borrowings under this facility were collateralized by the following investments as of March 31, 2008 (dollars in thousands):

Investment Type	Number of Investments	Carrying Value
Whole Loans	1	$28,000
Subordinated Debt	1	18,250

On January 23, 2008, we amended the guarantee agreement. The agreement amended certain restrictive covenants, the most significant of which was that (i) at no time shall the ratio of consolidated total indebtedness to consolidated total assets exceed 0.85 to 1.0, (ii) at no time on or before March 31, 2008 shall consolidated liquidity be less than $5,000 and at no time on or after April 1, 2008 shall consolidated liquidity be less than $10,000 and (iii) consolidated interest coverage ratio shall not be less than 1.2 to 1.0.

On January 23, 2008, we amended the Wachovia Warehouse Facility effective as of October 15, 2007. Under the amendment, the facility will terminate by March 31, 2009 and the maximum amount outstanding under the agreement will be an amount equal to (i) $86,000 through and until March 30, 2008, (ii) $50,000 from and after March 31, 2008 through and until June 29, 2008, (iii) $35,000 from and after June 30, 2008 through and until September 29, 2008, (iv) $20,000 from and after September 30, 2008 through and until December 30, 2008,(v) $10,000 from and after December 31, 2008 through and until March 30, 2009 and (vi) $0 from and after March 31, 2009. Additionally, the initial termination date can be extended by Wachovia for a period not to exceed 180 days upon receiving a written request from us at least 30 days but not earlier than 60 days prior to the initial termination date, provided that certain conditions are satisfied. In connection with the execution of this amendment, we paid a modification fee to Wachovia in the aggregate amount of $700 in three equal monthly installments.

In May 2008 we received a waiver from Wachovia for the following financial covenant that we were not in compliance with as of March 31, 2008: at no time shall our fixed charge coverage ratio for the immediately preceding fiscal quarter was be less than 1.20 to 1.00. We were in compliance with all other covenants and conditions as of March 31, 2008.

CDO Bonds Payable

On March 28, 2006, we closed on our first CDO issuance (“CDO I”) and retained the entire BB rated J Class with a face amount of $24,000 for $19,200, retained the entire B-rated K Class with a face amount of $20,250 for $14,150 and also retained the non-rated common and preferred shares of CDO I, which issued the CDO bonds with a face amount of $47,250 for $51,740. We issued and sold CDO bonds with a face amount of $508,500 in a private placement to third parties. The proceeds of the CDO issuance were used to repay substantially all of the outstanding principal balance of our then existing two warehouse facilities with an affiliate of Deutsche Bank Securities Inc. of $343,556 and all of the outstanding principal balance of our then existing warehouse facilities with the Bank of America Securities, LLC of $16,250 at closing. The CDO bonds are collateralized by real estate debt investments, consisting of B Notes, mezzanine loans, whole loans and CMBS investments, which are recorded in our unaudited condensed consolidated balance sheet at March 31, 2008. Our Manager will act as the collateral manager for our CDO subsidiary but will not receive any fees in connection therewith. CDO I is not a qualified special purpose entity (“QSPE”) as defined under FASB Statement No. 140, (“SFAS 140”) “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” due to certain permitted activities of CDO I that are not consistent with activities of a QSPE permitted under SFAS 140, such as having the ability to sell impaired securities and acquire replacement securities with the proceeds at the discretion of the collateral administrator. CDO I is consolidated in our financial statements and we have accounted for the CDO I transaction as a financing. The collateral assets that we transferred to CDO I are reflected in our balance sheet. The bonds issued to third parties are reflected as debt on our balance sheet. As of March 31, 2008, CDO bonds of $508,500 were outstanding, with a weighted average interest rate of 3.11%.

        In March 2007, Wachovia acted as the exclusive structurer and placement agent with respect to our second CDO transaction (“CDO II”) totaling $1,000,000, which priced on March 2, 2007, and closed on April 2, 2007. We sold $880,000 of bonds with an average cost of 90-day LIBOR plus 40.6 basis points and retained 100% of the equity interests in our CDO subsidiary that issued the CDO notes consisting of preferred and common shares. The notes issued by our CDO subsidiary are secured initially by a portfolio of whole loans, B Notes, mezzanine loans and CMBS. Our Manager acts as the collateral manager for our CDO subsidiary but does not receive any fees in connection therewith. We acted as the advancing agent in connection with the issuance of the CDO notes. CDO II is not a QSPE as defined under SFAS 140 due to certain permitted activities of CDO II that are not consistent with activities of a QSPE permitted under SFAS 140, such as having the ability to sell impaired securities and acquire replacement securities with the proceeds at the discretion of the collateral administrator. CDO II will be consolidated in our financial statements and we will account for the CDO II transaction as a financing. The collateral assets that we transferred to CDO II are reflected in our balance sheet. The bonds issued to third parties are reflected as debt on our balance sheet. As of March 31, 2008, CDO bonds of $844,200 were outstanding, with a weighted average interest rate of 5.44%. As of March 31, 2008, we had a $75,000 revolver available with $39,200 of borrowing outstanding and $35,800 of remaining capacity. The revolver is available to fund short term liquidity requirements of the CDO.

NOTE 9—JUNIOR SUBORDINATED DEBENTURES

In July 2006, we completed the issuance of $50,000 in unsecured trust preferred securities through a newly formed Delaware statutory trust, CBRE Realty Finance Trust I (“CRFT I”), which is one of our wholly-owned subsidiaries. The securities bear interest at a fixed rate of 8.10% for the first ten years ending July 2016. Thereafter the rate will float based on the 90-day LIBOR plus 249 points.

CRFT I issued $1,550 aggregate liquidation amount of common securities, representing 100% of the voting common stock of CRFT I to us for a total purchase price of $1,550. CRFT I used the proceeds from the sale of trust preferred securities and the common securities to purchase our junior subordinated notes. The terms of the junior subordinated notes match the terms of the trust preferred securities. The notes are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations. We realized net proceeds from the offering of approximately $48,784.

A reconciliation of fair value to unpaid principal for junior subordinated debentures at March 31, 2008 is as follows:

	Unpaid Principal at March 31, 2008	Unrealized Gain	Fair Value at March 31, 2008
Junior subordinated debentures	$50,000	$(28,485)	$21,515

NOTE 10—COMMITMENTS AND CONTINGENCIES

Litigation

On October 30, 2007, a class action lawsuit was commenced in the United States District Court for the District of Connecticut against CBRE Realty Finance, Inc. and our chairman, chief financial officer and former chief executive officer seeking remedies under the Securities Act of 1933, as amended. The complaint alleges that the registration statement and prospectus relating to our October 2006 initial public offering contained material misstatements and material omissions. Specifically, the plaintiff alleges that management had knowledge of certain loan impairments and did not properly disclose or record such impairments in the financial statements. The plaintiff seeks to represent a class of all persons who purchased or otherwise acquired our common stock between September 29, 2006 and August 6, 2007 and seeks damages in an unspecified amount.

In addition, on January 15, 2008 and February 7, 2008, we received complaints from an attorney representing two stockholders, alleging that certain officers and directors of our company knowingly violated generally accepted accounting principles for certain of our assets. The stockholders demanded that we take action to recover from such directors and officers the amount of damages sustained by us as a result of the misconduct alleged therein and to correct deficiencies in our internal controls and accounting practices that allowed the misconduct to occur. An independent committee of our board of directors has been appointed to investigate these allegations.

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

Unfunded Commitments

We currently have unfunded commitments to fund loan advances and joint venture equity contributions. The table below summarizes our unfunded commitments as of March 31, 2008:

	Total Commitment Amount	Current Funded Amount	Total Unfunded Commitment
Loans	$375,171	$333,846	$41,325
Joint Venture Equity	25,850	25,738	112

Total	$401,021	$359,584	$41,437

Approximately $40,937 of the unfunded commitments above can be funded through restricted cash or our CDO revolver.

NOTE 11—RELATED PARTY TRANSACTIONS

Management Agreement

        Upon completion of our June 2005 private offering, we entered into a management agreement with our Manager, which was subsequently amended and restated on April 29, 2008, pursuant to which our Manager provides for the day-to-day management of our operations and receives substantial fees in connection therewith. The management agreement requires our Manager to manage our business affairs in conformity with the policies and the investment guidelines that are approved and monitored by our board of directors. Ray Wirta, our chairman, is the vice chairman of CBRE, Kenneth J. Witkin, our chief executive officer and president and one of our directors, is the executive managing director of our Manager and Michael J. Melody, one of our directors, is the vice chairman in CBRE/Melody. Mr. Wirta does not hold an economic interest in our Manager and Messrs. Witkin and Melody and our other executive officers indirectly hold an economic interest in our Manager. Our chairman, chief executive officer, president, chief financial officer and executive vice presidents also serve as officers and/or directors of our Manager. As a result, the management agreement between us and our Manager was negotiated between related parties, and the terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Our executive officers and directors own approximately 24.7% of our Manager.

Our management agreement has an initial term through December 31, 2008 with automatic one-year extension options for each anniversary date thereafter unless (i) at least two-thirds of our independent directors or the holders of at least a majority of our outstanding common stock agree not to automatically renew because there has been unsatisfactory performance by our Manager that is materially detrimental to our company or (ii) the compensation payable to our Manager is unfair; provided, that we will not have the right to terminate this agreement by claiming unfair compensation to our Manager if our Manager agrees to continue to provide the services under this agreement at a fee that is at least two-thirds of the amount that our independent directors determine to be fair. During the initial term, we may decline to renew the management agreement by providing written notice to our Manager at any time prior to October 31, 2008, in the event of which the management agreement will terminate on December 31, 2008. Additionally, our Manager may decline to renew the management agreement by providing written notice to us no later than October 31, 2008 but not earlier than October 1, 2008, in the event of which the management agreement will also terminate on December 31, 2008. We also have the option to purchase our Manager until the earlier of the termination of the management agreement or December 31, 2008, subject to certain conditions. No termination fee will be payable to our Manager if the management agreement is terminated under any of the circumstances described in the preceding three sentences. After the initial term, our independent directors will review our Manager’s performance annually and the management agreement may be terminated subject to certain termination rights.

We pay our Manager an annual management fee monthly in arrears equal to 1/12th of the sum of (i) 2.0% of our gross stockholders’ equity (as defined in the management agreement), or equity, of the first $400,000 of our equity, (ii) 1.75% of our gross stockholders’ equity in an amount in excess of $400,000 and up to $800,000 and (iii) 1.5% of our gross stockholders’ equity in excess of $800,000. Additionally, from July 26, 2006 to September 27, 2006, we considered the outstanding trust preferred securities as part of gross stockholders’ equity in calculating the base management fee. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. For the three months ended March 31, 2008 and 2007, respectively, we paid $1,520 and $2,069 to our Manager for the base management fee under this agreement. As of March 31, 2008 and December 31, 2007, respectively, $623 and $533 of management fees were accrued.

In addition to the base management fee, our Manager may receive quarterly incentive compensation. The purpose of the incentive compensation is to provide an additional incentive for our Manager to achieve targeted levels of Funds From Operations (as defined in the management agreement) (after the base management fee and before incentive compensation) and to increase our stockholder value. Our Manager may receive quarterly incentive compensation in an amount equal to the product of: (i) twenty-five percent (25%) of the dollar amount by which (A) our Funds From Operations (after the base management fee and before the incentive fee) per share of our common stock for such quarter (based on the weighted average number of shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of our common stock in our June 2005 private offering and the prices per share of our common stock in any subsequent offerings (including our IPO), multiplied by (2) the greater of (a) 2.25% or (b) 0.75% plus one-fourth of the Ten Year Treasury Rate (as defined in the management agreement) for such quarter, multiplied by (ii) the weighted average number of shares of our common stock outstanding during the such quarter. We will record any incentive fees as a management fee expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the management agreement. For the three months ended March 31, 2008 and 2007, respectively, no amounts were paid or were payable to our Manager for the incentive management fee under this agreement.

The management agreement also provides that we will reimburse our Manager for various expenses incurred by our Manager or its affiliates for documented expenses of our Manager or its affiliates incurred on our behalf, including but not limited to costs associated with formation and capital raising activities and general and administrative expenses. Without regard to the amount of compensation received under the management agreement, our Manager is responsible for the salaries and bonuses of its officers and employees. As of March 31, 2008 and December 31, 2007, respectively, $158 and $138 of expense reimbursements were accrued and are included in other liabilities.

Pursuant to the management agreement, after April 30, 2008, CBRE and CBRE Melody & Company may compete with us with respect to the acquisition and finance of real estate-related loans, structured finance debt investments and CMBS. In addition, we are responsible for severance of all employees of our Manager, including certain of our executive officers, an obligation that we estimate will not exceed $2,950.

Collateral Management Agreements

        In connection with the closing of our first collateralized debt obligation, or CDO, in March 2006, the Issuer, CBRE Realty Finance CDO 2006-1 Ltd., entered into a collateral management agreement with our Manager. Pursuant to this agreement, our Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. This collateral management agreement provides for a senior collateral management fee, payable monthly in accordance with the priority of payments as set forth in the indenture, equal to 1/12 of 0.10% per annum of the net outstanding portfolio balance, and an additional subordinate collateral management fee, payable monthly in accordance with the priority of payments as set forth in the indenture, equal to 1/12 of 0.15% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. Effective March 28, 2006, until further notice, the collateral manager waived its right to receive the collateral management fee. At March 31, 2008, we owned all of the non-investment grade bonds, preferred equity and equity in the CDO. The senior collateral management fee and the balance of the subordinate collateral management fee is allocated to us. For the three months ended March 31, 2008 and 2007, we did not reimburse our Manager for any expenses to our Manager under such collateral management agreement.

In connection with the closing of our CDO, in April 2007, the Issuer, CBRE Realty Finance CDO 2007-1 Ltd., entered into a collateral management agreement with our Manager. Pursuant to this agreement, our Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. This collateral management agreement provides for a senior collateral management fee, payable monthly in accordance with the priority of payments as set forth in the indenture, equal to 1/4 of 0.15% per annum of the net outstanding portfolio balance, and an additional subordinate collateral management fee, payable monthly in accordance with the priority of payments as set forth in the indenture, equal to 1/4 of 0.20% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. The collateral manager waived its right to receive the collateral management fee in connection with the second CDO. At March 31, 2008, we owned all of the non-investment grade bonds, preferred equity and equity in the CDO. The senior collateral management fee and the balance of the subordinate collateral management fee is allocated to us. For the three months ended March 31, 2008 and 2007, we did not reimburse our Manager for any expenses to our Manager under such collateral management agreement.

Affiliates

As of March 31, 2008, an affiliate of our Manager, CBRE Melody of Texas, LP and its principals, owned 1.1 million shares (which were purchased in our June 2005 private offering) of our common stock, 300,000 shares of restricted common stock, and had options to purchase an additional 500,000 shares of common stock.

GEMSA Servicing

GEMSA Loan Services, L.P., which we refer to as GEMSA, is utilized by us as a loan servicer. GEMSA is a joint venture between CBRE Melody & Company and GE Capital Real Estate. GEMSA is a rated master and primary servicer. Our fees for GEMSA’s services are at market rates. For the three months ended March 31, 2008 and 2007, we paid or had payable an aggregate of approximately $64 and $53, respectively, to GEMSA in connection with its loan servicing of a part of our portfolio. Such fees were at market rates.

CBRE License Agreement

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

Torto Wheaton Research License Agreement

Torto Wheaton Research, or TWR, is a wholly-owned subsidiary of CBRE that provides research products and publications to us under a license agreement. The cost of this license agreement is at market rates. For the three months ended March 31, 2008 and 2007, we paid or had payable an aggregate of approximately $18 in licensing fees to TWR in connection with the license agreement.

NOTE 12—STOCKHOLDERS’ EQUITY

Capital Stock

Our authorized capital stock consists of 150,000,000 shares of capital stock, $0.01 par value per share, of which we have authorized the issuance of 100,000,000 shares of common stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2008 and December 31, 2007, 30,920,225 shares of our common stock were issued and outstanding and no shares of our preferred stock were issued and outstanding.

Equity Incentive Plan

We established a 2005 equity incentive plan, (“2005 Equity Incentive Plan”) for officers, directors, consultants and advisors, including our Manager, its employees and other related persons. The 2005 Equity Incentive Plan authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, or ISOs; (ii) the grant of stock options that do not qualify, or NQSOs and (iii) grants of shares of restricted common stock. The exercise price of stock options will be determined by the compensation committee and fully ratified by the board of directors, but may not be less than 100% of the fair market value of a share on the day the option is granted. The total number of shares subject to awards granted under the 2005 Equity Incentive Plan may not exceed 2,000,000.

A summary of our stock options is as follows:

	Quarter ended March 31, 2008		Year ended December 31, 2007
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	979,102	$14.22	866,434	$15.00
Granted	—	$—	136,000	$9.22
Lapsed or cancelled	—	$—	(23,332)	$13.85
Balance at end of period	979,102	$14.22	979,102	$14.22
Exercisable	607,427	$14.93	576,906	$14.98

As of March 31, 2008, 33,892 awards were available for issuance, and 975,205 restricted shares and 990,903 options have been issued, net of forfeitures, under the 2005 Equity Incentive Plan. At March 31, 2008 and December 31, 2007, there were 499,542 and 530,063 unvested restricted shares outstanding, respectively. Stock-based compensation expense for restricted stock reflects an expected forfeiture assumption of 8.0% for the three months ended March 31, 2008.

The fair value of the options was estimated by reference to the Black-Scholes-Merton formula, a closed-form option pricing model. Given our short history as a publicly-traded company, we estimated the volatility of our stock based on available information on volatility of stocks of other publicly held companies in the industry. Since the 2005 Equity Incentive Plan has characteristics significantly different from those of traded options, and since the assumptions used in such model, particularly the volatility assumption, are subject to significant judgment and variability, the actual value of the options could vary materially from management’s estimate.

The assumptions used in such model as of March 31, 2008 are provided in the table below:

Input Variables	June 2005 Grant	January 2006 Grant	August 2006 Grant	September 2006 Grant	March 2007 Grant	September 2007 Grant	December 2007 Grant
Remaining term (in years)	2.1	2.8	3.4	3.5	3.9	4.4	4.8
Risk-free interest rate	1.6%	1.8%	2.0%	2.0%	2.1%	2.3%	2.4%
Volatility	34.0%	31.0%	29.3%	29.3%	28.8%	29.4%	30.9%
Dividend yield	15.0%	15.0%	15.0%	15.0%	15.0%	15.0%	15.0%
Estimated forfeitures	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%
Estimated fair value	$0.00	$0.00	$0.00	$0.00	$0.00	$0.06	$0.09

Input Variables	June 2005 Grant	January 2006 Grant	August 2006 Grant	September 2006 Grant	March 2007 Grant
Remaining term (in years)	3.2	3.8	4.4	4.5	4.9
Risk-free interest rate	4.5%	4.5%	4.5%	4.5%	4.5%
Volatility	20.8%	20.6%	21.8%	21.8%	22.0%
Dividend yield	7.9%	7.9%	7.9%	7.9%	7.9%
Estimated forfeitures	5.0%	5.0%	5.0%	5.0%	5.0%
Estimated fair value	$0.69	$0.72	$0.83	$0.83	$1.23

The assumptions used in such model as of March 31, 2007 are provided in the table below:

Input Variables	June 2005 Grant	January 2006 Grant	August 2006 Grant	September 2006 Grant	March 2007 Grant
Remaining term (in years)	3.2	3.8	4.4	4.5	4.9
Risk-free interest rate	4.5%	4.5%	4.5%	4.5%	4.5%
Volatility	20.8%	20.6%	21.8%	21.8%	22.0%
Dividend yield	7.9%	7.9%	7.9%	7.9%	7.9%
Estimated forfeitures	0%	0%	0%	0%	0%
Estimated fair value	$0.69	$0.72	$0.83	$0.83	$1.23

NOTE 13—DERIVATIVES

In the normal course of business, we use a variety of derivative instruments to manage, or hedge, interest rate risk. Some derivative instruments are associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it is probable that the underlying transaction is expected to occur. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.

We formally document all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

Our derivative products typically include interest rate swaps and basis swaps. We expressly prohibit the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

        We use interest rate swaps and basis swaps to hedge all or a portion of the interest rate risk associated with its borrowings. The counterparties to these contractual arrangements are Credit Suisse International, Deutsche Bank AG, New York, and Wachovia Bank N.A., with which we and our affiliates may also have other financial relationships. In the event of nonperformance by a counterparty, we are potentially exposed to credit loss. However, we anticipate that the counterparties will not fail to meet their obligations under the interest rate swap agreements. On the date we enter into a derivative contract, the derivative is designated as: (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized liability (“cash flow” hedge); (2) a hedge of exposure to fair value of a recognized fixed-rate asset; or (3) a contract not qualifying for hedge accounting (“free standing” derivative).

On January 1, 2008, we adopted SFAS 159 for several financial instruments, including CDO bonds, which are the instruments that we seek to minimize interest rate risk through hedging activities. Because CDO bonds are recorded at fair value, all interest rate swaps outstanding at January 1, 2008 no longer qualify for hedge accounting and subsequent changes in fair value are recorded as component of income from continuing operations.

The following table summarizes the fair value of the derivative instruments held as of March 31, 2008:

Contract	Estimated Fair Value at March 31, 2008
Interest rate swaps	$(76,712)
Basis swaps	136

Total	$(76,576)

The following table summarizes the fair value of the derivative instruments held as of December 31, 2007:

Contract	Estimated Fair Value at December 31, 2007
Derivatives designated as cash flow hedges	$(38,385)
Free-standing hedges	(1,893)

Total	$(40,278)

NOTE 14—EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. In accordance with SFAS No. 128 “Earnings Per Share,” certain shares of nonvested restricted stock are not included in the calculation of basic EPS (even though shares of nonvested restricted stock are legally outstanding). Diluted earnings per share takes into account the effect of dilutive instruments, such as common stock options and shares of unvested restricted common stock using the treasury stock method.

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2008:

Three Months Ended March 31, 2008
Net Income Used to Calculate Earnings Per Share:
Net income from continuing operations	$12,345
Net income from discontinued operations	4,160

Net income	$16,505

Basic:
Weighted-average number of shares outstanding	30,416
Basic earnings per share from continuing operations	$0.40
Basic earnings per share from discontinued operations	0.14

Basic earnings per share	$0.54

Diluted:
Weighted-average number of shares outstanding	30,416
Plus: Incremental shares from assumed conversion of dilutive instruments	67

Adjusted weighted-average number of shares outstanding	30,483

Diluted earnings per share from continuing operations	$0.40
Diluted earnings per share from discontinued operations	0.14

Diluted earnings per share	$0.54

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2007:

Three Months Ended March 31, 2007
Net Income Used to Calculate Earnings Per Share:
Net income	$1,575

Basic:
Weighted-average number of shares outstanding	30,162

Basic earnings per share	$0.05

Diluted:
Weighted-average number of shares outstanding	30,162
Plus: Incremental shares from assumed conversion of dilutive instruments	228

Adjusted weighted-average number of shares outstanding	30,390

Diluted earnings per share	$0.05

NOTE 15—DIVIDENDS

On March 13, 2008, we declared dividends of $0.15 per share of common stock, payable with respect to the three month period ended March 31, 2008, to stockholders of record at the close of business on March 31, 2008. We paid these dividends on April 14, 2008.

NOTE 16—SUBSEQUENT EVENTS

Effective April 1, 2008, we restructured our joint venture investments in KS-CBRE Shiraz LLC and KS-CBRE GS LLC. Under the terms of the restructured agreement, our original equity contributions have been converted into preferred equity interests. Interest will accrue at 12% per year, with 5% paid monthly and the remaining 7% being deferred until such time that the underlying properties are sold.

On April 29, 2008, we amended our management agreement with CBRE|Melody. The amended management agreement generally contains the same terms and conditions as the original agreement, except for the following material changes: (i) we have the option to acquire our Manager for consideration of one dollar until the earlier of the termination of the amended management agreement or December 31, 2008, subject to the execution of definitive documentation that is mutually agreed to by the parties and negotiated in good faith; (ii) we can decline to renew the amended management agreement by providing written notice to our Manager at any time prior to October 31, 2008, in the event of which the amended management agreement will terminate on December 31, 2008; (iii) our Manager can decline to renew the amended management agreement by providing written notice to us no later than October 31, 2008 nor earlier than October 1, 2008 (which previously was June 30, 2008), in the event of which the amended management agreement will terminate on December 31, 2008; (iv) the amended management agreement will automatically terminate on the date we consummate a strategic transaction (as defined in the amended and restated management); (v) no termination fee will be payable to our Manager in the event that the amended management agreement is terminated pursuant to clauses (i), (ii), (iii) or (iv) above; (vi) CBRE|Melody may compete with us after April 30, 2008 (which previously was December 31, 2008) with respect to the acquisition and finance of real estate- related loans, structured finance debt investments and CMBS; and (vii) we are responsible for certain severance obligations of employees of our Manager, including certain of our executive officers, an obligation that we estimate will not exceed $2,950.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

CBRE Realty Finance, Inc. was organized in Maryland on May 10, 2005, as a commercial real estate specialty finance company focused on originating and acquiring whole loans, bridge loans, subordinate interests in whole loans, or B Notes, commercial mortgage-backed securities, or CMBS, and mezzanine loans, primarily in the United States. Unless the context requires otherwise, all references to “we,” “our,” and “us” in this quarterly report mean CBRE Realty Finance, Inc., a Maryland corporation, our wholly-owned and majority-owned subsidiaries and our ownership in joint venture assets and real estate projects. As of March 31, 2008, we also own interests in eight joint venture assets, two of which are consolidated in the condensed consolidated financial statements. We commenced operations on June 9, 2005. We are a holding company and conduct our business through wholly-owned or majority-owned subsidiaries.

We are externally managed and advised by CBRE Realty Finance Management, LLC, our Manager, an indirect subsidiary of CB Richard Ellis Group, Inc., or CBRE, and a direct subsidiary of CBRE Melody & Company, or CBRE|Melody. As of March 31, 2008, CBRE|Melody also owned an approximately 4.5% interest in the outstanding shares of our common stock. In addition, certain of our executive officers and directors owned an approximately 7.3% interest in the outstanding shares of our common stock.

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

We seek to capitalize on both the market knowledge and insight provided by CBRE’s domestic and global reach, origination capabilities, broad range of commercial real estate services, servicing platform and access to existing business relationships, as well as the broad commercial real estate experience of our management team. In addition, with respect to most of our investments, we utilize CBRE’s market insight and other services to assist our underwriting. On April 29, 2008, we amended our management agreement with CBRE|Melody as discussed further in the “Management Agreement” section of this filing.

In July 2007, when concerns over the sub-prime residential markets began impacting liquidity and valuations in the commercial real estate market, we suspended new investment activity due to the uncertainty about our ability to secure short-term financing under repurchase agreements and long-term financing through the use of CDOs. As we await the credit and capital markets to improve and stabilize, our primary focus has been securing our liquidity by paying down and terminating outstanding short-term repurchase agreements and managing our existing portfolio of assets to minimize credit risks.

The current credit and capital market environment remains unstable and we continue to review and analyze the impact on potential avenues of liquidity. Our management team and board of directors continue to actively work with our financial advisor, Goldman Sachs, to identify and evaluate a variety of strategic and operational initiatives to enhance stockholder value. We continue to explore equity and debt capital raising options as well as other strategic alternatives. As a result of the rapidly changing and evolving markets that continue to create challenges in our industry, we have experienced (i) lower loan originations and margins, (ii) reduced access to and increased cost of financing and (iii) a portfolio that has been reduced by scheduled maturities and prepayments, all of which has reduced our funds available for distribution as dividends. Our $1.6 billion investment portfolio has decreased by approximately 5% from December 31, 2007 based on these factors.

        As we continue to assess the impact of the credit markets on our long-term business strategy, we have been primarily focused on actively managing our existing investment portfolio. As of March 31, 2008, the net carrying value of our investments was approximately $1.6 billion, including origination costs and fees and net of repayments and sales of partial interests in loans and CMBS, with a weighted average spread to 30-day LIBOR of 312 basis points for our floating rate investments and a weighted average yield of 7.11% for our fixed rate investments. Our portfolio is comprised solely of commercial real estate debt and equity investments with no sub-prime exposure. We have long-term financing in place through our first CDO issuance, which provides approximately $508.5 million of financing with an average cost of 90-day LIBOR plus 50.6 basis points and our second CDO issuance which provides $844.2 million of financing with an average cost of 90-day LIBOR plus 40.6 basis points. Our CDOs contain reinvestment periods of five years during which we can use the proceeds of loan repayments to fund new investments. As of March 31, 2008, we had approximately 3.0 years and 4.0 years remaining in our reinvestment period for our first and second CDO, respectively.

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends, fund debt service and for other general corporate purposes. On March 31, 2008, we had approximately $82.5 million of cash and cash equivalents available, of which $18.0 million was unrestricted. We have long-term financing for 94% of our portfolio in place through our existing CDOs and mortgage loans. Our primary sources of funds for short-term liquidity requirements, including working capital, distributions, and additional investments, if any, consist of (i) cash flow from operations; (ii) proceeds from our existing CDOs; (iii) proceeds from principal and interest payments on our investments; (iv) proceeds from potential loan and asset sales; and, to a lesser extent, (v) new financings or additional securitization or CDO offerings and (vi) proceeds from additional common or preferred equity offerings. We believe these sources of funds will be sufficient to meet our liquidity requirements.

Due to continued market turbulence, we do not anticipate having the ability in the near term to access debt capital through warehouse lines, new CDO issuances, or new trust preferred issuances. We continue to explore equity and other capital raising options as well as other strategic alternatives; however, in the event we are not able to successfully secure financing, we will rely on cash flows from operations, principal payments on our investments, and proceeds from asset and loan sales to satisfy these requirements. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds therefrom or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations and ability to make distributions to our stockholders.

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

As of March 31, 2008, our investment portfolio of approximately $1.6 billion in assets, including origination costs and fees, and net of repayments and sales of partial interests in loans, consisted of the following:

Security Description	Carrying Value	Number of Investments	Percent of Total Investments	Weighted Average
				Coupon	Yield to Maturity	LTV
	(In thousands)
Whole loans(1)	$883,372	41	55.3%	6.12%	5.92%	69%
B Notes	218,342	11	13.7%	6.80%	7.13%	67%
Mezzanine loans	261,884	13	16.4%	8.36%	8.05%	72%
CMBS	170,356	67	10.6%	5.49%	7.16%	—
Joint venture investments(2)	63,812	8	4.0%	—	—	—

Total investments	$1,597,766	140	100.0%
Loan loss reserve	(19,650)

Total investments, net	$1,578,116

(1)	Includes originated whole loans, acquired whole loans and bridge loans.
(2)

Includes our equity investment in two limited liability companies which are deemed to be VIEs and which we consolidate in our financial statements because we are deemed to be the primary beneficiary of these VIEs under FIN 46R.

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

Beginning in the third quarter of 2007, the global economy was impacted by the deterioration of the U.S. sub-prime residential mortgage market and the weakening of the U.S. housing markets, both of which have become worse than many economists had predicted. The significant increase in the foreclosure activity and rising interest rates in mid-2007 depressed housing prices further as problems in the sub-prime markets spread to the other mortgage markets. The well-publicized problems in the residential markets spread to other financial markets, causing corporate credit spreads (or cost of funds) to widen dramatically. Banks and other lending institutions started to tighten lending standards and restrict credit. The structured credit markets, including the CMBS and CDO markets, have seized up as investors have shunned the asset class due to sub-prime and transparency worries. In particular, the short-term, three to five year floating rate debt market has effectively shut down and as the turmoil continues to spread, almost all fixed income capital markets have been negatively impacted and liquidity in these markets remains severely limited. While delinquencies in the commercial real estate markets remain quite low, the lack of liquidity in the CMBS and other commercial mortgage markets is negatively impacting sales and financing activity. It is widely believed that if the credit crisis continues for several more quarters, commercial real estate values will be negatively impacted, as the higher cost or lack of availability of debt financing become a reality for real estate owners. While we believe these conditions are temporary and the commercial real estate market has strong fundamentals over the long-term, we are unable to predict how long these trends will continue and what long-term impact they may have on the market.

In the short-term, we believe the current environment of rapidly changing and evolving markets will provide increasing challenges to both our industry and our company. While we continue to believe the commercial lending business has strong long-term fundamentals and is being adversely affected by recent volatility in the credit and capital markets, due to these uncertainties, we are experiencing the following: (i) lower or no loan originations and lower margins, (ii) reduced access to capital, if at all, and increased cost of financing, and (iii) reduced cash available for distribution to stockholders, particularly as our portfolio is reduced by scheduled maturities and prepayments.

In July 2007, when concerns over the sub-prime residential markets began impacting liquidity and valuations in the commercial real estate market, we suspended new investments, due to the uncertainty about our ability to secure short-term financing under repurchase agreements and long-term financing through the issuance of collateral debt obligations.

Given the continued volatility in the credit and capital markets and the effects on our liquidity, we have not entered into a new investment since July 2007. The current credit and capital market environment is unstable and we continue to review and analyze the impact on potential avenues of liquidity. Our management team and board of directors continue to actively work with our financial advisor, Goldman Sachs, to identify and evaluate a variety of strategic and operational initiatives to enhance stockholder value. We continue to explore equity and debt capital raising options as well as other strategic alternatives. The current financial turmoil has also started to impact our borrower’s ability to service their debt and refinance their loans as they mature. As we await the credit and capital markets to improve and stabilize, our primary focus has been securing our liquidity by paying down outstanding repurchase agreements and managing our existing portfolio of assets to minimize credit risks.

Due to our status as a REIT, we are required to distribute at least 90% of our REIT taxable income to stockholders. As our loans are repaid and/or we sell our loans, if we do not begin lending again, we will experience declines in the size of the investment portfolio over time. A reduction in the size of our investment portfolio would also result in reduced income available for distribution and a lower dividend as compared to historical standards.

During the three months ended March 31, 2008 and the year ended December 31, 2007, we received approximately $22 million and $322 million, respectively, of proceeds from a combination of (i) scheduled principal payments and maturities, (ii) loan prepayments and (iii) loan sales. This trend may continue in 2008 and we expect to make a limited number of new investments in 2008 to fully utilize capacity on our existing CDOs. Our CDOs contain reinvestment periods of five years during which we can use the proceeds of loan repayments, if any, to fund new investments. As of March 31, 2008, we have approximately 3.0 years and 4.0 years remaining in our reinvestment period for our first and second CDOs, respectively. The volume of any new investment activity would be substantially lower than our historical production levels. However, since credit spreads have increased significantly since the issuance of our CDOs, we expect higher margins for any new investments based on current credit spreads and market conditions.

As of March 31, 2008, we had approximately $82.5 million of cash and cash equivalents available, of which $18.0 million was unrestricted. We have long-term financing for 94% of our portfolio in place through our existing CDOs and mortgage loans. In order to effectively match-fund our investment portfolio, we have been aggressively reducing amounts under our repurchase facility with Wachovia going from $217.0 million at September 30, 2007 to $31.1 million at March 31, 2008. We expect the availability of warehouse lines, which we use to finance loan originations that will ultimately be packaged in CDO offerings, will be limited in the near-term due to reduced liquidity in the CDO market and a lesser appetite for new CDO issuances. As we await the recovery of these traditional avenues of liquidity, we are considering several alternative equity and debt capital raising options, as well as analyzing our fundamental business model.

Results of Operations

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenues

Investment income increased by $2.3 million to $27.8 million for the three months ended March 31, 2008, from $25.5 million for the three months ended March 31, 2007. The primary reason for the increase in the first quarter of 2008 compared to the first quarter of 2007 was due to a higher average portfolio balance in the first quarter of 2008 compared to the first quarter of 2007.

Property operating income increased by $0.1 million to $1.8 million for the three months ended March 31, 2008, from $1.7 million for the three months ended March 31, 2007, which primarily represents an increase in rental income from our two consolidated joint ventures.

Other income was $0.4 million for the three months ended March 31, 2008 and 2007, which represents interest earned on cash balances primarily from overnight repurchase investments.

Expenses

Interest expense increased by $4.4 million to $21.9 million for the three months ended March 31, 2008, from $17.5 million for the three months ended March 31, 2007. The primary components of interest expense included $16.1 million of interest on our CDO financings, $1.7 million attributable to hedging activities, $0.8 million of interest on borrowings on our warehouse facilities, $0.8 million of interest on our consolidated real estate joint venture mortgages, and $1.0 million of interest on our trust preferred securities. The primary reason for the increase in 2008 was due to higher average outstanding debt resulting from the issuance of our second CDO in April of 2007.

Management fees decreased by $0.5 million to $1.6 million for the three months ended March 31, 2008 from $2.1 million for the three months ended March 31, 2007. The reduced fees are a result of a decline in our stockholder’s equity primarily attributable to impairments and loan loss provisions recognized in the second half of 2007. The management fees, expense reimbursements, formation costs and the relationship between our Manager, our affiliates and us are discussed further in “—Related Party Transactions.”

Property operating expenses increased by $0.3 million to $1.2 million for the three months ended March 31, 2008, from $0.9 million for the three months ended March 31, 2007, which primarily represents an increase in rental expenses from our two consolidated joint ventures.

General and administrative expenses increased by $2.1 million to $3.9 million for the three months ended March 31, 2008, from $1.8 million for the three months ended March 31, 2007. The largest components of the increase were $0.8 million increase in consulting fees incurred in connection with us evaluating strategic alternatives, $0.8 million increase in legal fees due to costs associated with non-performing loans, proxy defense, derivative lawsuit claims and the class action lawsuit, and $0.2 million increase in stock-based compensation expense.

Depreciation and amortization expenses decreased by $0.4 million to $0.4 million for the three months ended March 31, 2008 from $0.8 million for the three months ended March 31, 2007, which primarily represents depreciation and amortization from our two consolidated joint ventures. The decrease is the result of certain intangible assets capitalized upon acquisition becoming fully amortized during 2007 and the first quarter of 2008.

Loss on sale of investments

Loss on sale of investments decreased by $0.3 million to $0 for the three months ended March 31, 2008 from $0.3 million for the three months ended March 31, 2007. The loss in 2007 is related to the sale of a CMBS investment.

Gain on financial instruments

        Gain on financial instruments increased by $13.3 million to $13.2 million for the three months ended March 31, 2008 from a loss of $0.1 million for the three months ended March 31, 2007. The increase is due to the adoption of SFAS 159 on January 1, 2008 which resulted in us recording certain assets and liabilities at fair value with the corresponding changes in fair value being recorded in the statement of operations.

During the three months ended March 31, 2008, the CMBS and CDO markets continued to experience widening of credit spreads, resulting in a decrease in the fair value of CMBS which we hold as investments, resulting in a loss of $66.2 million on CMBS for the three months ended March 31, 2008. The change in credit spreads and, to a lesser extent, company specific credit issues related to nonperforming loans and watch list assets also reduced the fair value of our liabilities related to CDO bonds and junior subordinated debentures, resulting in gains of $112.1 million and $4.9 million, respectively, for the three months ended March 31, 2008. The fair value of liabilities associated with derivative instruments decreased during the three months ended March 31, 2008 due to further decreases in the hedged interest rate, LIBOR, resulting in an unrealized loss of $36.3 million.

Equity in net loss of unconsolidated joint ventures

Equity in net loss of unconsolidated joint ventures decreased by $0.6 million to $1.9 million for the three months ended March 31, 2008 from $2.5 million for the three months ended March 31, 2007. The improvement in net loss is primarily due to seasoning of our joint venture asset portfolio, as redevelopment and stabilization efforts are being reflected through improved operating results.

Gain on disposition of assets held for sale

During the three months ended March 31, 2008, we sold our interest in Rodgers Forge and Monterey and recognized gains of $3.6 million and $3.2 million, respectively, related to the sale of these properties.

Operating results from discontinued operations

Operating results from discontinued operations consist primarily of rental income, rental expenses and interest expenses attributable to rental operations of Rodgers Forge and Monterey properties that were consolidated by us prior to the sale of each of these properties during the three months ended March 31, 2008.

Risk Management

As of March 31, 2008, we had the following watch list and non-performing loans (in thousands):

Investment Type	Classification		Carrying Value		% of Total Assets
B-Note	Non-Performing	(2)	$42,830	(1)	2.4%
Whole loan	Non-Performing		11,949	(1)	0.7%
Mezzanine Loan	Non-Performing	(2)	40,000	(1)	2.3%
Whole Loan	Watch		12,000		0.7%
Bridge Loan	Watch		7,390		0.4%

Total			$114,169		6.5%

(1)	At March 31, 2008, we had a $19.7 million loan loss reserve against these assets.
(2)	Investments are with the same sponsor

Watch List Assets

We conduct a quarterly comprehensive credit review, resulting in an individual risk classification being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an “early warning system.”

The first watch list asset is a $12.0 million whole loan for a mixed use industrial and commercial facility located in the Windsor, Connecticut. As of March 31, 2008, loan interest was overdue and the loan was in technical default. Subsequent to March 31, 2008, the largest tenant of the facility, which is also the borrower, closed operations and engaged a broker to sell the building. Management concluded that no loan loss reserve was necessary at this time based on the estimated fair market value of the underlying collateral from a third party appraisal and a personal financial guaranty from the borrower. If the borrower is not successful in locating a buyer for the building at an adequate price, or at all, such an adverse event could have a negative impact in our ability to recover our position.

The second watch list asset is a $7.4 million bridge loan secured by development rights to build an office building in the Washington, DC area. The borrower is in the process of completing predevelopment activities and obtaining necessary regulatory approvals to start construction. The loan matures in September 2008 and interest reserves were depleted in April 2008. The borrower is also in the process of obtaining letters of intent from prospective tenants and obtaining construction financing for the project, the proceeds of which would be used to repay our bridge loan. Management is currently in the process of negotiating an extension for this loan and replenishing the interest reserve. Management concluded that no loan loss reserve was necessary at this time based on the Company’s expectation that the borrower will obtain (i) necessary approvals to commence construction, (ii) lease commitments from potential tenants and (iii) refinancing of the bridge loan into a construction loan. If the borrower is not successful in obtaining final approvals to commence construction, obtaining letters of intent from prospective tenants or obtaining construction financing, such adverse events could have an adverse impact in our ability to recover our position.

Subsequent to March 31, 2008, we added a $10.4 million whole loan to our watchlist. The loan is for a mixed use office and industrial facility located in Phoenix, Arizona. The facility has been vacant for an extended period of time and interest reserves have been depleted. In April 2008, we were notified by the borrower that they were preparing to market the building for sale. Management concluded that no loan loss reserve was necessary at this time. If the borrower is not successful in locating a buyer for the building at an adequate price, or at all, such an outcome could have a negative impact in our ability to recover the full value of our position.

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

The $42.8 million B-Note investment classified as non-performing had a maturity default on December 1, 2007 and is secured by a class A parcel of land in New York City that is intended to be developed into a mixed use retail and residential site. The B-Note was originally due on October 1, 2007 and was extended for 60 days with the sponsor funding an additional $150.0 million of cash equity. Interest on the loan has been paid through December 31, 2007 at the contractual rate. We are actively negotiating with the sponsor and lending group to resolve the maturity default. The value of the loan is dependent on several factors that are outside of our control, such as the ultimate use of the project, the timing of completion and negotiations with potential tenants, and adverse events not currently anticipated could have a material impact on the value of the underlying collateral and ultimate realization of the loan balance. Given the recent state of the credit and capital markets and uncertainty in the commercial real estate markets, the estimated collateral value is a significant estimate. The value of the collateral could be less than our current estimate of fair value, due to lack of liquidity in credit markets, declines in the value of commercial real estate, insufficient time to market or develop the property or other factors, which could result in a partial or full loss in the value of our position.

The $12.0 million whole loan is secured by a class B office property located in a suburb of Chicago, Illinois. As of March 31, 2008, the borrower of the whole loan had several defaults under the loan agreement that management does not expect the borrower will have the ability to cure and, as a result, foreclosure of this property is probable. Management obtained an independent, third party appraisal of the collateral value of this property which indicated that the fair value of the collateral, net of expected selling costs, was less than our historical carrying value and, as a result, we have a loan loss reserve against the balance of this loan to reduce the net carrying value to equal the fair value of the collateral.

The $40.0 million mezzanine loan had a maturity default on February 9, 2008 and is collateralized by four class A office properties located in New York City. The sponsor of this investment is also the sponsor of the $42.8 million B-Note investment discussed above. In April 2008, the borrower and lending group for the properties reached a consensual sale agreement that will allow the properties to be sold in an orderly fashion. Based on management’s estimated fair market value of the collateral, the estimated loan to value ratio of our position is approximately 100%. Given the recent state of the credit and capital markets and uncertainty in the real estate market, the estimated collateral value of the four underlying assets is a significant estimate. The value of the loan is contingent on events that are outside of our control and adverse events not currently anticipated could have a material impact on the value of the underlying collateral and ultimate realization of the loan balance. The proceeds from a sale of the underlying properties could be less than our estimate of fair value, due to lack of liquidity in credit markets, declines in the value of commercial real estate, insufficient time to market the property or other factors, which could result in a partial or full loss in the value of our investment. If the fair market value of the collateral decreases approximately $150.0 million, or 5%, from our estimates, our loan would be fully impaired.

Loan Loss Reserve

As of March 31, 2008 and December 31, 2007, we had a loan loss reserve for non-performing loans of $19.7 million. We estimated the loan loss reserve based on consideration of current economic conditions and trends, the intent and wherewithal of the sponsors, the quality and estimated value of the underlying collateral and other factors.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends, fund debt service and for other general corporate purposes. On March 31, 2008, we had approximately $82.5 million of cash and cash equivalents available, of which $18.0 million was unrestricted. We have long-term financing for 94% of our portfolio in place through our existing CDOs and mortgage loans. Our primary sources of funds for short-term liquidity requirements, including working capital, distributions, and additional investments, if any, consist of (i) cash flow from operations; (ii) proceeds from our existing CDOs; (iii) proceeds from principal and interest payments on our investments; (iv) proceeds from potential loan and asset sales; and, to a lesser extent, (v) new financings or additional securitization or CDO offerings and (vi) proceeds from additional common or preferred equity offerings. We believe these sources of funds will be sufficient to meet our liquidity requirements for the next 12 months.

Due to continued market turbulence, we do not anticipate having the ability in the near term to access debt capital through warehouse lines, new CDO issuances, or new trust preferred issuances. We continue to explore equity and other capital raising options as well as other strategic alternatives; however, in the event we are not able to successfully secure financing, we will rely on cash flows from operations, principal payments on our investments, and proceeds from asset and loan sales to satisfy these requirements. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds therefrom or (iii) fully utilize available cash, it may have an adverse effect on its business, results of operations and ability to make distributions to its stockholders.

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

To qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, we must distribute annually at least 90% of our taxable income. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. However, we believe that cash flows from operations will provide us with financial flexibility at levels sufficient to meet current and anticipated liquidity requirements, including paying required distributions to our stockholders and servicing our debt obligations and general working capital. As our loans are repaid and/or we sell our loans, if we do not begin lending again, we will experience decline in the size of our investment portfolio over time. A reduction in the size of our investment portfolio would also result in reduced income available for distribution and to a lower dividend as compared to historical standards.

        As of March 31, 2008, we had approximately $82.5 million of cash and cash equivalents available, of which $18.0 million was unrestricted. We have long-term financing for 94% of our portfolio in place through our existing CDOs and mortgage loans. In order to effectively match-fund our investment portfolio, we have been aggressively reducing amounts under our repurchase facility with Wachovia going from $217.0 million at September 30, 2007 to $31.1 million at March 31, 2008. We expect the availability of warehouse lines, which we use to finance loan originations that will ultimately be packaged in CDO offerings, will be limited in the near-term due to reduced liquidity in the CDO market and a lesser appetite for new CDO issuances. As we await the recovery of these traditional avenues of liquidity, we are considering several alternative equity and debt capital raising options as well as analyzing our fundamental business model.

Capitalization

Our authorized capital stock consists of 150,000,000 shares of capital stock, $0.01 par value per share, of which we have authorized the issuance of up to 100,000,000 shares of common stock, par value $0.01 per shares, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2008 and December 31, 2007, 30,920,225 shares of our common stock were issued and outstanding and no shares of our preferred stock were issued and outstanding.

On June 9, 2005, we completed our private offering of 20,000,000 shares of common stock resulting in gross proceeds of $300.0 million and net proceeds of approximately $282.5 million, which were used primarily to fund investments.

On September 27, 2006, we priced our IPO of common stock, with public trading of our common stock commencing on September 28, 2006. We sold 11,012,624 shares of our common stock in our IPO at a price of $14.50 per share, which includes the exercise in full of the underwriters’ option to purchase an additional 1,436,429 shares of common stock. Of these shares, 9,945,020 were sold by us and 1,067,604 were sold by selling stockholders. Net proceeds from both our IPO and the over allotment option, after underwriting discounts and commissions of approximately $8.7 million and other offering expenses of approximately $2.4 million, were approximately $133.2 million, which we received on October 3, 2006 and used to repay debt.

Warehouse Lines

We have historically financed our portfolio of securities and loans through the use of repurchase agreements. Currently, we have no warehouse facilities in place that will allow future borrowings. Below is a description of the warehouse line currently in place.

Wachovia Warehouse Facility

In August 2006, we entered into a master repurchase agreement with Wachovia, that provided $300.0 million of aggregate borrowing capacity. On December 15, 2006 and February 8, 2007, the aggregate borrowing capacity was increased to $500.0 million and $700.0 million, respectively, and the increase period expired on April 2, 2007. After the expiration of the increase period, the maximum borrowing capacity was $300.0 million. On June 29, 2007, the aggregate borrowing capacity was increased to $400.0 million and the increase period expired on December 31, 2007 and the maximum borrowing capacity was reduced to $300.0 million. The Wachovia Warehouse Facility has an initial fixed repurchase date of August 24, 2009, which may be extended for a period not to exceed 364 days upon our written request to the buyer at least 30 days, but no more than 60 days, prior to the initial repurchase date, if (i) no default or event of default (as defined in the repurchase agreement) has occurred or continuing and (ii) upon our payment to Wachovia of a certain extension fee. This facility previously financed our origination or acquisition of whole loans, subordinate mortgage interests and CMBS. As of March 31, 2008 and December 31, 2007, the outstanding balance under this facility was approximately $31.1 million and $144.2 million, respectively, with a weighted average borrowing rate of 5.37% and 6.28%, respectively. We do not expect to make any additional borrowings under this facility. As of March 31, 2008, the borrowings under this facility were collateralized by the following investments (dollars in thousands):

Investment Type	Number of Investments	Carrying Value
Whole Loans	1	$28,000
Subordinated Debt	1	$18,250

On January 23, 2008, we amended the guarantee agreement. The agreement amended certain restrictive covenants, the most significant of which was that (i) at no time shall the ratio of total consolidated total indebtedness to consolidated total assets not to exceed 0.85 to 1.0, (ii) at no time on or before March 31, 2008 shall consolidated liquidity be less than $5.0 million and at no time on or after April 1, 2008 shall consolidated liquidity be less than $10.0 million and (iii) consolidated interest coverage ratio shall not be less than 1.2 to 1.0.

On January 23, 2008, we amended the Wachovia Warehouse Facility effective as of October 15, 2007. Under the amendment, the facility will terminate by March 31, 2009 and the maximum amount outstanding under the agreement will be an amount equal to (i) $86.0 million through and until March 30, 2008, (ii) $50.0 million from and after March 31, 2008 through and until June 29, 2008, (iii) $35.0 million from and after June 30, 2008 through and until September 29, 2008, (iv) $20.0 million from and after September 30, 2008 through and until December 30, 2008,(v) $10.0 million from and after December 31, 2008 through and until March 30, 2009 and (vi) $0 from and after March 31, 2009. Additionally, the initial termination date can be extended by Wachovia for a period not to exceed 180 days upon receiving a written request from us at least 30 days but not earlier than 60 days prior to the initial termination date, provided that certain conditions are satisfied. In connection with the execution of this amendment, we paid a modification fee to Wachovia in the aggregate amount of $0.7 million in three equal monthly installments.

In May 2008, we received a waiver from Wachovia for the following financial covenant that we were not in compliance with as of March 31, 2008: at no time shall our fixed charge coverage ratio for the immediately preceding fiscal quarter was be less than 1.20 to 1.00. We were in compliance with all other covenants and conditions as of March 31, 2008.

CDO Bonds Payable

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

        On March 28, 2006, we closed on our first CDO issuance (“CDO I”) and retained the entire BB rated J Class with a face amount of $24.0 million for $19.2 million, retained the entire B-rated K Class with a face amount of $20.3 million for $14.2 million and also retained the non-rated common and preferred shares of CDO I, which issued the CDO bonds with a face amount of $47.3 million for $51.7 million. We issued and sold CDO bonds with a face amount of $508.5 million in a private placement to third parties. The proceeds of the CDO issuance were used to repay substantially all of the outstanding principal balance of our then existing two warehouse facilities with an affiliate of Deutsche Bank Securities Inc. of $343.6 million and all of the outstanding principal balance of our then existing warehouse facilities with Bank of America Securities, LLC of $16.3 million at closing. The CDO bonds are collateralized by real estate debt investments, consisting of B Notes, mezzanine loans, whole loans and CMBS investments, which are recorded in our unaudited consolidated balance sheet at March 31, 2008. Our Manager will act as the collateral manager for our CDO subsidiary but will not receive any fees in connection therewith. CDO I is not a qualified special purpose entity (“QSPE”) as defined under FASB Statement No. 140, (“SFAS 140”) “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” due to certain permitted activities of CDO I that are not consistent with activities of a QSPE permitted under SFAS 140, such as having the ability to sell impaired securities and acquire replacement securities with the proceeds at the discretion of the collateral administrator. CDO I is consolidated in our financial statements and we have accounted for the CDO I transaction as a financing. The collateral assets that we transferred to CDO I are reflected in our balance sheet. The bonds issued to third parties are reflected as debt on our balance sheet. As of March 31, 2008, CDO bonds of $508.5 million were outstanding, with a weighted average interest rate of 3.11%.

In March 2007, Wachovia, acted as the exclusive structurer and placement agent with respect to our second CDO transaction (“CDO II”) totaling $1.0 billion, which priced on March 2, 2007, and closed on April 2, 2007. We sold $880.0 million of bonds with an average cost of 90-day LIBOR plus 40.6 basis points and retained 100% of the equity interests in our CDO subsidiary that issued the CDO notes consisting of preferred and common shares as well as 100% of the non-rated debt tranches. The notes issued by our CDO subsidiary are secured initially by a portfolio of whole loans, B Notes, mezzanine loans and CMBS. Our Manager acts as the collateral manager for our CDO subsidiary but does not receive any fees in connection therewith. We acted as the advancing agent in connection with the issuance of the CDO notes. CDO II is not a QSPE as defined under SFAS 140 due to certain permitted activities of CDO II that are not consistent with activities of a QSPE permitted under SFAS 140, such as having the ability to sell impaired securities and acquire replacement securities with the proceeds at the discretion of the collateral administrator. CDO II will be consolidated in our financial statements and we will account for the CDO II transaction as a financing. The collateral assets that we transferred to CDO II are reflected in our balance sheet. The bonds issued to third parties are reflected as debt on our balance sheet. As of March 31, 2008, CDO bonds of $844.2 million were outstanding, with a weighted average interest rate of 5.44%. As of March 31, 2008, we had a $75.0 million revolver available with $39.2 million of borrowings outstanding and $35.8 million of remaining capacity. The revolver is available to fund short-term liquidity requirements of the CDO.

As of March 31, 2008, our CDO subsidiaries are leveraged as follows:

	Carrying Amount at 3/31/08	Stated Maturity	Interest Rate	Weighted Average Expected Life (years)
CDO I Bonds	$508,500	3/25/2046	3.11%	6.4
CDO II Bonds	$844,200	4/07/2052	5.44%	7.6

Mortgage Indebtedness

On December 14, 2005, our consolidated joint venture, Springhouse Apartments, LLC, obtained a $26.2 million loan in connection with the acquisition of real estate located in Prince George’s County, Maryland. The loan is collateralized by the aforementioned property, is guaranteed by Bozzuto and Associates Inc., our joint venture partner, matures on December 14, 2008, and bears interest at 30-day LIBOR plus 1.75%. As of March 31, 2008, the outstanding balance was $25.8 million with an interest rate of 4.45%.

On March 28, 2006, our consolidated joint venture, Loch Raven Village Apartments-II, LLC, obtained a $29.2 million loan in connection with the acquisition of real estate located in Baltimore, Maryland. The loan is collateralized by the aforementioned property, is guaranteed by Bozzuto and Associates Inc., our joint venture partner, matures on April 1, 2009, and bears interest at a fixed rate of 5.96%. As of March 31, 2008, the outstanding balance was $29.2 million.

In January of 2008, we sold the Rodgers Forge property and paid off the $36.3 million mortgage loan in full. In March of 2008, we sold the Monterey property and the buyer assumed the $103.9 million mortgage loan in full.

Junior Subordinated Debentures

In July 2006, we completed the issuance of $50.0 million in unsecured trust preferred securities through a newly formed Delaware statutory trust, CBRE Realty Finance Trust I, (“CRFT I”), which is one of our wholly-owned subsidiaries. The securities bear interest at a fixed rate of 8.10% for the first ten years ending July 2016. Thereafter the rate will float based on the 90-day LIBOR plus 249 basis points. The base management fee that we pay to our Manager pursuant to the management agreement is based on gross stockholders’ equity which our board of directors had previously determined to include the trust preferred securities. We paid a base management fee on the trust preferred securities to our Manager from July 26, 2006 to September 27, 2006 in the amount of approximately $0.2 million. However, as per resolution of our board of directors, beginning September 28, 2006, we no longer pay such a fee on trust preferred securities to our Manager.

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

Contractual Obligations

The table below summarizes our contractual obligations as of March 31, 2008. The table excludes contractual commitments related to our derivatives, which we discuss in “Qualitative and Quantitative Disclosures about Market Risk,” and the incentive fee payable under the management agreement that we have with our Manager, which we discuss in Related Party Transactions because those contracts do not have fixed and determinable payments.

	Contractual commitments (in thousands) Payments due by period
	Total	Less than 1 year	1 -3 years	3 - 5 years	More than 5 years
CDO I bonds payable	$508,500	$—	$—	$—	$508,500
CDO II bonds payable	844,200	—	—	—	844,200
Wachovia Warehouse Facility	31,088	31,088	—	—	—
Mortgage payable(1)	54,927	25,757	29,170	—	—
Trust preferred securities	50,000	—	—	—	50,000
Base management fees(2)	4,773	4,773	—	—

Total	$1,493,488	$61,618	$29,170	$—	$1,402,700

(1)	Non-recourse to us.
(2)	Calculated only for the next 12 months based on our current gross stockholders’ equity, as defined in our management agreement.

Off-Balance Sheet Arrangements

As of March 31, 2008, we had approximately $51.5 million of equity interests in six joint ventures for the three months ended March 31, 2008.

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

Related Party Transactions

Management Agreement

Upon completion of our June 2005 private offering, we entered into a management agreement with our Manager, which was subsequently amended and restated on April 29, 2008, pursuant to which our Manager provides for the day-to-day management of our operations and receives substantial fees in connection therewith. The management agreement requires our Manager to manage our business affairs in conformity with the policies and the investment guidelines that are approved and monitored by our board of directors. Ray Wirta, our chairman, is the vice chairman of CBRE, Kenneth J. Witkin, our chief executive officer and president and one of our directors, is the executive managing director of our Manager and Michael J. Melody, one of our directors, is the vice chairman in CBRE/Melody. Mr. Wirta does not hold an economic interest in our Manager and Messrs. Witkin and Melody and our other executive officers indirectly hold an economic interest in our Manager. Our chairman, chief executive officer, president, chief financial officer and executive vice presidents also serve as officers and/or directors of our Manager. As a result, the management agreement between us and our Manager was negotiated between related parties, and the terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Our executive officers and directors own approximately 24.7% of our Manager.

Our management agreement has an initial term through December 31, 2008 with automatic one-year extension options for each anniversary date thereafter unless (i) at least two-thirds of our independent directors or the holders of at least a majority of our outstanding common stock agree not to automatically renew because there has been unsatisfactory performance by our Manager that is materially detrimental to our company or (ii) the compensation payable to our Manager is unfair; provided, that we will not have the right to terminate this agreement by claiming unfair compensation to our Manager if our Manager agrees to continue to provide the services under this agreement at a fee that is at least two-thirds of the amount that our independent directors determine to be fair. During the initial term, we may decline to renew the management agreement by providing written notice to our Manager at any time prior to October 31, 2008, in the event of which the management agreement will terminate on December 31, 2008. Additionally, our Manager may decline to renew the management agreement by providing written notice to us no later than October 31, 2008 but not earlier than October 1, 2008, in the event of which the management agreement will also terminate on December 31, 2008. We also have the option to purchase our Manager until the earlier of the termination of the management agreement or December 31, 2008, subject to certain conditions. No termination fee will be payable to our Manager if the management agreement is terminated under any of the circumstances described in the preceding three sentences. After the initial term, our independent directors will review our Manager’s performance annually and the management agreement may be terminated subject to certain termination rights.

We pay our Manager an annual management fee monthly in arrears equal to 1/12th of the sum of (i) 2.0% of our gross stockholders’ equity (as defined in the management agreement), or equity, of the first $400 million of our equity, (ii) 1.75% of our gross stockholders’ equity in an amount in excess of $400 million and up to $800 million and (iii) 1.5% of our gross stockholders’ equity in excess of $800 million. Additionally, from July 26, 2006 to September 27, 2006, we considered the outstanding trust preferred securities as part of gross stockholders’ equity in calculating the base management fee. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. For the three months ended March 31, 2008 and 2007, respectively, we paid $1.5 million and $2.1 million to our Manager for the base management fee under this agreement. As of March 31, 2008 and December 31, 2007, respectively, $0.6 million and $0.5 million of management fees were accrued.

        In addition to the base management fee, our Manager may receive quarterly incentive compensation. The purpose of the incentive compensation is to provide an additional incentive for our Manager to achieve targeted levels of Funds From Operations (as defined in the management agreement) (after the base management fee and before incentive compensation) and to increase our stockholder value. Our Manager may receive quarterly incentive compensation in an amount equal to the product of: (i) twenty-five percent (25%) of the dollar amount by which (A) our Funds From Operations (after the base management fee and before the incentive fee) per share of our common stock for such quarter (based on the weighted average number of shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of our common stock in our June 2005 private offering and the prices per share of our common stock in any subsequent offerings (including our IPO), multiplied by (2) the greater of (a) 2.25% or (b) 0.75% plus one-fourth of the Ten Year Treasury Rate (as defined in the management agreement) for such quarter, multiplied by (ii) the weighted average number of shares of our common stock outstanding during the such quarter. We will record any incentive fees as a management fee expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the management agreement. For the three months ended March 31, 2008 and 2007, respectively, no amounts were paid or were payable to our Manager for the incentive management fee under this agreement.

The management agreement also provides that we will reimburse our Manager for various expenses incurred by our Manager or its affiliates for documented expenses of our Manager or its affiliates incurred on our behalf, including but not limited to costs associated with formation and capital raising activities and general and administrative expenses. Without regard to the amount of compensation received under the management agreement, our Manager is responsible for the salaries and bonuses of its officers and employees. As of March 31, 2008 and December 31, 2007, respectively, $0.2 million and $0.1 million of expense reimbursements were accrued and are included in other liabilities.

Pursuant to the management agreement, after April 30, 2008, CBRE and CBRE Melody & Company may compete with us with respect to the acquisition and finance of real estate-related loans, structured finance debt investments and CMBS. In addition, we are responsible for severance of all employees of our Manager, including certain of our executive officers, an obligation that we estimate will not exceed $2.95 million.

Collateral Management Agreements

In connection with the closing of our first collateralized debt obligation, or CDO, in March 2006, the Issuer, CBRE Realty Finance CDO 2006-1 Ltd., entered into a collateral management agreement with our Manager. Pursuant to this agreement, our Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. This collateral management agreement provides for a senior collateral management fee, payable monthly in accordance with the priority of payments as set forth in the indenture, equal to  1/12 of 0.10% per annum of the net outstanding portfolio balance, and an additional subordinate collateral management fee, payable monthly in accordance with the priority of payments as set forth in the indenture, equal to  1/12 of 0.15% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. Effective March 28, 2006, until further notice, the Collateral Manager waived its right to receive the collateral management fee. At March 31, 2008, we owned all of the non-investment grade bonds, preferred equity and equity in the CDO. The senior collateral management fee and the balance of the subordinate collateral management fee is allocated to us. For the three months ended March 31, 2008 and 2007, we did not reimburse our Manager for any expenses to our Manager under such collateral management agreement.

In connection with the closing of our CDO, in April 2007, the Issuer, CBRE Realty Finance CDO 2007-1 Ltd., entered into a collateral management agreement with our Manager. Pursuant to this agreement, our Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. This collateral management agreement provides for a senior collateral management fee, payable monthly in accordance with the priority of payments as set forth in the indenture, equal to  1/4 of 0.15% per annum of the net outstanding portfolio balance, and an additional subordinate collateral management fee, payable monthly in accordance with the priority of payments as set forth in the indenture, equal to  1/4 of 0.20% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. The Collateral Manager waived its right to receive the collateral management fee in connection with the second CDO. At March 31, 2008, we owned all of the non-investment grade bonds, preferred equity and equity in the CDO. The senior collateral management fee and the balance of the subordinate collateral management fee is allocated to us. For the three months ended March 31, 2008 and 2007, we did not reimburse our Manager for any expenses to our Manager under such collateral management agreement.

GEMSA Servicing

GEMSA Loan Services, L.P., which we refer to as GEMSA, is utilized by us as a loan servicer. GEMSA is a joint venture between CBRE Melody & Company and GE Capital Real Estate. GEMSA is a rated master and primary servicer. Our fees for GEMSA’s services are at market rates. For the three months ended March 31, 2008 and 2007, we paid or had payable an aggregate of approximately $0.1 million to GEMSA in connection with its loan servicing of a part of our portfolio. Such fees were at market rates.

CBRE License Agreement

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

Torto Wheaton Research License Agreement

Torto Wheaton Research, or TWR, is a wholly-owned subsidiary of CBRE that provides research products and publications to us under a license agreement. The cost of this license agreement is at market rates. For the three months ended March 31, 2008 and 2007, we paid or had payable an aggregate of approximately $18 thousand in licensing fees to TWR in connection with the license agreement.

Affiliates

As of March 31, 2008, an affiliate of our Manager, CBRE Melody of Texas, LP and its principals, owned 1.1 million shares of our common stock (which were purchased in our June 2005 private offering), 300,000 shares of restricted common stock, and had options to purchase an additional 500,000 shares of common stock.

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

FFO for the quarters ended March 31, 2008 and 2007 is as follows (dollars in thousands):

	For the Quarter Ended March 31, 2008	For the Quarter Ended March 31, 2007
Funds from operations:
Net income	$16,505	$1,575
Adjustments:
Gain from sale of property – discontinued operations	(6,780)	—
Real estate depreciation and amortization – consolidated partnerships	327	826
Real estate depreciation and amortization – unconsolidated ventures	2,156	3,168

Funds from operations	$12,208	$5,569

Cash flows provided by operating activities	$5,235	$23,861
Cash flows used in investment activities	$92,762	$(207,951)
Cash flows provided by financing activities	$(105,958)	$212,810

Critical Accounting Policies

Our critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies concern our accounting for investments, accounting for derivatives, accounting for FIN 46R and valuation of investments, CDOs, junior subordinated securities and derivatives.

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

        Our maximum exposure to loss as a result of its investments in these VIEs was approximately $213.2 million as of March 31, 2008.

The financing structures, including loans and other lending investments, that we offer to our borrowers on certain of its loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46R. Management has evaluated these entities and has concluded that none of them are VIEs that are subject to consolidation under FIN 46R.

We have identified one mezzanine loan as a variable interest in a VIE and have determined that we are not the primary beneficiary of this VIE and as such the VIE should not be consolidated in our consolidated financial statements. Our maximum exposure to loss would not exceed the carrying amount of this investment of $42.8 million. Our maximum exposure to loss, including the amortized cost of CMBS, as a result of our investments in these VIEs was $213.2 million as of March 31, 2008.

We have determined that two of our joint venture investments are VIEs in which we are deemed to be the primary beneficiary and under FIN 46R have consolidated these investments as real estate investments. The primary effect of the consolidation is the requirement that we reflect the gross real estate assets and the gross mortgage loan payable of these entities in our financial statements.

Fair Value Measurements under SFAS 157 and SFAS 159

We apply the provisions of SFAS No. 157, which establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 is applicable to our CMBS, derivatives, collateralized debt obligations, junior subordinated notes and collateral dependent loans. We also apply the provisions of SFAS No. 159, which allows us to measure certain financial assets and financial liabilities at fair value. We have elected SFAS 159 for all CDO bonds below AAA rating at the date of issuance, all junior subordinated debentures and all CMBS investments below AAA rating at the date of acquisition. Our intent is to hold CMBS, derivatives, CDO bonds and junior subordinated notes to maturity, therefore we believe the unrealized gains and losses are generally not reflective of the economic consideration we expect to be realized from holding them to maturity but rather are a product of short-term fluctuations in fair value due to changes in credit spreads and other market conditions. Our CDO bonds have been reaffirmed by the major rating agencies and we are in compliance with all interest coverage and over collateralization tests at March 31, 2008, therefore we believe our underlying investment portfolio with generate sufficient cash flows to repay our CDO bonds and junior subordinated securities in full, and as a result, we would not expect to ultimately realize the current unrealized gains on these securities. Our CMBS portfolio has experienced below market credit defaults, minimal downgrades and no adverse changes in cash flows, therefore we expect the majority of these unrealized losses will not be realized as we have the ability and intent to hold these investments to maturity. For derivative instruments, we plan to hold these instruments until maturity at which their fair value will be zero, preventing current unrealized losses from being realized. Our expectation of the ultimate realization of unrealized gains and losses is based on our current estimates and outlook. A prolonged continuation of current market conditions, further deterioration of real estate market or other market factors outside of our control could have a significant impact on whether we will ultimately realize unrealized gains or losses on financial instruments.

At March 31, 2008 14% of our assets and 27% of our liabilities were measured at fair value using unobservable inputs.

Valuation and Accounting for CMBS

CMBS are classified as trading securities and are carried on our balance sheet at fair value. Estimated fair values for CMBS are based on quoted market prices from third parties that actively participate in the CMBS market. These quotations are subject to significant variability based on market conditions, such as interest rates and credit spreads. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in the recorded amount of our investment. As fair value estimates may vary to some degree, we must make certain judgments and assumptions about the appropriate price used to calculate the fair values for financial reporting purposes. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations. If our estimate of fair value changed by 5% for the three months ended March 31, 2008, our net income would change by approximately $8.5 million.

Derivative Instruments

We recognize all derivatives on the balance sheet at fair value. On January 1, 2008, we adopted SFAS 159 for several financial instruments, including CDO bonds, which are the instruments for which we seek to minimize interest rate risk through hedging activities. Because CDO bonds are recorded at fair value, all interest rate swaps outstanding at January 1, 2008 no longer qualify for hedge accounting and subsequent changes in fair value are recorded as a component of income from continuing operations.

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

        To estimate the fair values of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives and long-term investments, standard market conventions and techniques such as discounted cash flow analysis, option-pricing models, replacement cost, and termination cost are used to determine fair value. The values are also adjusted to reflect nonperformance and credit risk. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations.

Valuation of CDO bonds

We record a portion of CDO bonds at fair value in accordance with SFAS 159. Estimated fair values for CDO bonds are based on independent appraisals. Currently, there is not an active market for our CDO bonds or our junior subordinated debentures and the independent appraiser estimates fair value using a valuation model that considers, among other things, (i) anticipated cash flows (ii) current market credit spreads, such as CMBX, (iii) known and anticipated credit issues of underlying collateral (iv) term and reinvestment period and (v) market transactions of similar securities. When available, management will compare fair values estimated by the independent appraiser to third party quotes and transactions of identical or similar securities, however, such information is not available on a consistent basis. Estimates of fair value are subject to significant variability based on market conditions, such as interest rates and credit spreads. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in the recorded amount of our fair value. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations. If our estimate of fair value changed by 5% for the three months ended March 31, 2008, our net income would change by approximately $13.2 million.

Valuation of Junior Subordinated Notes

We record junior subordinated notes at fair value in accordance with SFAS 159. Estimated fair values for junior subordinated debentures are based on independent appraisals. Currently, there is not an active market for our CDO bonds or our junior subordinated debentures and the independent appraiser estimates fair value using a valuation model that considers, among other things, (i) anticipated cash flows (ii) current market credit spreads, such as CMBX, (iii) known and anticipated credit issues of underlying collateral (iv) term and reinvestment period and (v) market transactions of similar securities. When available, management will compare fair values estimated by the independent appraiser to third party quotes and transactions of identical or similar securities, however, such information is not available on a consistent basis. Estimates of fair value are subject to significant variability based on market conditions, such as interest rates and credit spreads. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in the recorded amount of our fair value. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations. If our estimate of fair value changed by 5% for the three months ended March 31, 2008, our net income would change by approximately $1.1 million.

Revenue Recognition

Interest income on loan investments is recognized over the life of the investment using the effective interest method. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration.

Income recognition is suspended for debt investments when receipt of income is not reasonably assured at the earlier of (i) management determining the borrower is incapable of curing, or has ceased efforts towards curing, the cause of a default; (ii) the loan becomes 90 days delinquent; (iii) the loan has a maturity default; or (iv) the net realizable value of the loan’s underlying collateral approximates our carrying value of such loan. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. While income recognition is suspended, interest income is recognized only upon actual receipt.

Interest income on CMBS is recognized using the effective interest method as required by EITF 99-20. Under EITF 99-20 management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and our purchase prices. On a quarterly basis, these estimated cash flows are updated and a revised yield is calculated based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing of and magnitude of credit losses on the mortgage loans underlying the securities have to be estimated. If there is an adverse change in the expected cash flows of a security, income will be recognized prospectively using the current market yields for the security. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and our interest income.

Loan Loss Reserves

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

Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral may be determined by (i) independent appraisal, (ii) internal company models, (iii) market bids or (iv) a combination of these methods. If the fair value of the collateral of an impaired loan is less than our carrying value the loan, a loan loss provision is recorded for the difference, resulting in our loan being recorded at fair value. Valuation of collateral and the resulting loan loss reserve is based on assumptions such as expected operating cash flows, expected capitalization rates, estimated time the property will be held, discount rates and other factors. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. Changes in market conditions, as well as changes in the assumption or methodology used to determine fair value, could result in a significant change in the recorded amount in our investment. Further, if actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to losses greater than those estimated and such differences could be material to the results of operations.

        If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses. As of March 31, 2008, we have a loan loss reserve of $19.7 million. If our estimate of the fair value of collateral for collateral dependent loans increased or decreased by 5%, respectively, our net income would have increased by $19.2 million or decreased by $46.9 million, respectively.

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

Real Estate Risk

Commercial mortgage assets, commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event that net operating income from such properties decreases, a borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses. Even when the net operating income is sufficient to cover the related property’s debt service, there can be no assurance that this will continue to be the case in the future.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the three months ended March 31, 2008 and 2007 would have increased our net interest expense by approximately $1.4 million and $1.0 million, respectively, and increased our investment income by approximately $1.7 million and $1.1 million, respectively.

Our operating results will depend in large part on differences between the income from our loans and our borrowing costs. We generally match the interest rates on our loans with like-kind debt, so that fixed rate loans are financed with fixed rate debt and floating rate loans are financed with floating rate debt, directly or through the use of interest rate swaps or other financial instruments. The objective of this strategy is to minimize the impact of interest rate changes on our net interest income. Currently most of our borrowings, with the exception of the two most junior classes of our CDO bonds (aggregating $44.25 million) and one of our consolidated joint venture mortgages payable of $25.8 million are variable-rate instruments, based on 30-day LIBOR.

In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

We invest in CMBS, which are designated as trading on our balance sheet. The majority of our CMBS investments is fixed rate securities and is partially financed with floating rate debt. In order to minimize the exposure to interest rate risk we utilize interest rate swaps to convert the floating rate debt to fixed rate debt, which matches the fixed interest rate of the CMBS.

        As of March 31, 2008, we have 23 interest rate swap agreements and three basis swap agreements outstanding with an aggregate current notional value of $976.5 million and $193.9 million, respectively, to hedge our exposure on forecasted outstanding LIBOR-based debt. The market value of these interest rate swaps and basis swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there were a 100 basis point decrease in forward interest rates, the fair value of these interest rate swaps and basis swaps and our net income for the three months ended March 31, 2008 would have decreased by approximately $45.7 million at March 31, 2008. If there were a 100 basis point increase in forward interest rates, the fair value of these interest rate swaps and basis swaps and our net income for the three months ended March 31, 2008 would have increased by approximately $42.9 million at March 31, 2008.

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

We utilize interest rate swaps to limit interest rate risk. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes. The following table sets forth our derivative instruments as of March 31, 2008:

Type of Hedge	Notional Amount	Swap Rate	Trade Date	Maturity Date	Termination Value at March 31, 2008
Pay-Fixed Swap	$23,800,000	5.391%	6/25/2007	6/18/2012	$(2,308,425)
Pay-Fixed Swap	177,874,853	5.055%	3/16/2006	10/25/2011	(10,063,900)
Pay-Fixed Swap	44,736,359	5.663%	5/12/2006	2/25/2018	(5,902,535)
Pay-Fixed Swap	36,075,000	5.171%	9/19/2006	9/25/2011	(2,794,458)
Pay-Fixed Swap	28,151,274	4.947%	12/15/2006	10/25/2011	(2,020,798)
Pay-Fixed Swap	14,300,000	5.419%	6/20/2007	12/25/2008	(328,786)
Pay-Fixed Swap	15,300,000	5.467%	6/20/2007	6/18/2012	(1,531,052)
Pay-Fixed Swap	9,100,000	5.182%	3/4/2008	2/25/2012	(743,173)
Pay-Fixed Swap	26,950,500	5.243%	3/4/2008	4/25/2016	(2,938,664)
Pay-Fixed Swap	4,250,000	5.574%	3/4/2008	7/25/2011	(390,412)
Pay-Fixed Swap	336,278,707	4.909%	3/2/2007	4/7/2021	(24,817,338)
Basis Swap	58,112,000	5.338%	3/2/2007	1/7/2010	69,323
Basis Swap	19,310,211	5.333%	3/2/2007	9/15/2011	8,542
Basis Swap	116,450,000	5.335%	3/2/2007	4/7/2010	60,094
Pay-Fixed Swap	28,290,000	4.842%	3/2/2007	10/7/2011	(1,912,281)
Pay-Fixed Swap	25,000,000	4.842%	3/2/2007	10/7/2011	(1,683,313)
Pay-Fixed Swap	13,500,000	4.842%	3/2/2007	4/9/2012	(962,289)
Pay-Fixed Swap	25,000,000	4.842%	3/2/2007	1/9/2012	(1,753,743)
Pay-Fixed Swap	23,610,000	4.842%	3/2/2007	4/9/2012	(1,694,675)
Pay-Fixed Swap	16,200,000	4.842%	3/2/2007	7/7/2015	(1,282,570)
Pay-Fixed Swap	2,835,000	4.842%	3/2/2007	10/7/2011	(193,282)
Pay-Fixed Swap	12,000,000	4.842%	3/2/2007	1/9/2012	(818,668)
Pay-Fixed Swap	28,700,000	5.600%	6/28/2007	10/7/2017	(3,970,668)
Pay-Fixed Swap	8,500,000	5.654%	8/16/2007	6/7/2017	(1,205,518)
Pay-Fixed Swap	26,400,000	5.390%	9/28/2007	10/7/2017	(2,500,648)
Pay-Fixed Swap	49,679,400	5.510%	2/4/2008	10/7/2017	(5,245,391)

	$1,170,403,304				$(76,924,628)

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

Geographic Concentration Risk

As of March 31, 2008, approximately 29%, 10%, 48% and 8% of the outstanding balance of our loan investments had underlying properties in the East, the South, the West, and the Midwest, respectively, as defined by the National Council of Real Estate Investment Fiduciaries, or NCREIF, while the remaining 5.0% of the outstanding loan investments had underlying properties that are located throughout the United States.

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

•	risk of structured finance investments;

•	increased prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;

•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs or the exemptions from registration as an investment company);

•	class action lawsuits;

•	potential derivative stockholder claims and any future litigation that may arise;

•	the ultimate resolution of our three non-performing loans totaling $94.8 million and our two watch list loans totaling $19.4 million;

•	the monetization of our joint venture investments;

•	the outcome of our exploration of operational and strategic initiatives;

•	availability of investment opportunities in real estate-related and other securities;

•	the degree and nature of our competition;

•	the adequacy of our cash reserves and working capital;

•	the timing of cash flows, if any, from our investments; and

•	other factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). Notwithstanding the foregoing, no matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Also, we may have investments in certain unconsolidated entities. Because we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1:	Legal Proceedings

On October 30, 2007, a class action lawsuit was commenced in the United States District Court for the District of Connecticut against CBRE Realty Finance, Inc. and our chairman, chief financial officer and former chief executive officer seeking remedies under the Securities Act of 1933, as amended. The complaint alleges that the registration statement and prospectus relating to our October 2006 initial public offering contained material misstatements and material omissions. Specifically, the plaintiff alleges that management had knowledge of certain loan impairments and did not properly disclose or record such impairments in the financial statements. The plaintiff seeks to represent a class of all persons who purchased or otherwise acquired our common stock between September 29, 2006 and August 6, 2007 and seeks damages in an unspecified amount.

In addition, on January 15, 2008 and February 7, 2008, we received complaints from an attorney representing two stockholders, alleging that certain officers and directors of our company knowingly violated generally accepted accounting principles for certain of our assets. The stockholders demanded that we take action to recover from such directors and officers the amount of damages sustained by us as a result of the misconduct alleged therein and to correct deficiencies in our internal controls and accounting practices that allowed the misconduct to occur. An independent committee of our board of directors has been appointed to investigate these allegations.

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

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 16, 2008 with the Securities and Exchange Commission, or the Commission.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Sale of Registered Securities

None.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6:	Exhibits

3.1	Articles of Amendment and Restatement of CBRE Realty Finance, Inc., incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-132186), as amended.

3.2	Amended and Restated Bylaws of CBRE Realty Finance, Inc., incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-132186), as amended.

10.1	Amendment No. 5 to Master Repurchase Agreement, among CBRE Realty Finance Holdings IV, LLC, CBRE Realty Finance TRS Warehouse Funding III, LLC and Wachovia Bank National Association, dated as of October 15, 2007, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2008.

10.2	Amended and Restated Guarantee Agreement, between CBRE Realty Finance, Inc. and CBRE Realty Finance Holdings, LLC, dated January 23, 2008, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2008.

10.3	Membership Interests Purchase and Sale Agreement, dated as of January 7, 2008, by and among CBF Rodgers Forge, LLC, CBRE Realty Finance TRS, Inc. and Rodgers Forge Holdings, LLC, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Commission on March 17, 2008.

10.4	Sale—Purchase Agreement, dated as of January 14, 2008, between Pavilion LLC and Angelo Gordon Real Estate Inc., filed herewith.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRE Realty Finance, Inc.

/s/ Kenneth J. Witkin
Kenneth J. Witkin
Interim President and Chief Executive Officer

Date: May 9, 2008

/s/ Michael Angerthal
Michael Angerthal
Chief Financial Officer

Date: May 9, 2008