Form 10-Q
period 2008-06-30
CBRE Realty Finance Inc
filed 2008-08-11
CIK 1330969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 30,883,100 as of August 8, 2008.

CBRE REALTY FINANCE, INC.

(i)

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

CBRE REALTY FINANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except per share and share data)

	June 30, 2008	December 31, 2007
Assets:
Cash and cash equivalents	$18,617	$25,954
Restricted cash	51,890	137,004
Loans and other lending investments, net ($40,979 and $75,129 at fair value, respectively)	1,256,491	1,362,054
Commercial mortgage-backed securities, at fair value	186,834	236,134
Real estate, net	64,919	65,495
Investment in unconsolidated joint ventures	48,878	53,145
Derivative assets, at fair value	124	125
Accrued interest	7,110	9,304
Other assets	25,173	25,658
Assets held for sale	—	154,426

Total assets	$1,660,036	$2,069,299

Liabilities and Stockholders’ Equity:
Liabilities:
Collateralized debt obligations, ($250,448 and $0 at fair value, respectively)	$1,075,448	$1,339,500
Repurchase obligations	—	144,183
Mortgage notes payable	54,964	54,899
Note payable	20,485	21,736
Derivative liabilities, at fair value	39,886	40,403
Management fee payable	438	566
Dividends payable	3,088	6,493
Accounts payable and accrued expenses	8,706	8,439
Other liabilities	33,082	39,732
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities, ($22,090 and $0 at fair value, respectively)	22,090	50,000
Liabilities held for sale	—	149,869

Total liabilities	1,258,187	1,855,820

Commitments and contingencies
Minority interest	618	663
Stockholders’ Equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized, no shares issued or outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Common stock par value $.01 per share; 100,000,000 shares authorized, 30,883,100 and 30,920,225 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	309	309
Additional paid-in capital	423,099	422,275
Accumulated other comprehensive loss	(41,521)	(106,406)
Retained earnings (accumulated deficit)	19,344	(103,362)

Total stockholders’ equity	401,231	212,816

Total liabilities and stockholders’ equity	$1,660,036	$2,069,299

The accompanying notes are an integral part of these financial statements.

CBRE REALTY FINANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Amounts in thousands, except per share and share data)

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
Revenues:
Investment income	$25,148	$29,688	$52,991	$55,228
Property operating income	1,856	1,777	3,669	3,433
Other income	234	2,658	643	3,039

Total revenues	27,238	34,123	57,303	61,700
Expenses:
Interest expense	21,362	23,276	43,230	40,821
Management fees	1,478	2,026	3,088	4,090
Property operating expenses	1,019	1,039	2,173	1,940
Other general and administrative (including $536, $933, $824 and $1,024, respectively, of stock-based compensation)	5,519	3,043	9,429	4,837
Depreciation and amortization	435	352	853	1,179
Loss on impairment of asset	—	7,764	—	7,764
Provision for loan losses	59,150	—	59,150	—

Total expenses	88,963	37,500	117,923	60,631
Loss on sale of investment	(2,021)	—	(2,021)	(287)
Unrealized gains (losses) on financial instruments	66,912	(60)	80,065	(167)

Income (loss) from continuing operations before equity in net income of unconsolidated joint ventures, minority interest, and discontinued operations	3,166	(3,437)	17,424	615
Equity in net loss of unconsolidated joint ventures	(2,971)	(980)	(4,911)	(3,509)

Income (loss) from continuing operations before minority interest and discontinued operations	195	(4,417)	12,513	(2,894)
Minority interest	(17)	(28)	(45)	(80)

Income (loss) from continuing operations	212	(4,389)	12,558	(2,814)
Discontinued Operations:
Operating results from discontinued operations	(15)	(169)	(2,635)	(169)
Gain on sale of investment	—	—	6,780	—

Income (loss) from discontinued operations	(15)	(169)	4,145	(169)

Net income (loss)	$197	$(4,558)	$16,703	$(2,983)

Weighted-average shares outstanding:
Basic weighted average common shares outstanding	30,497,373	30,215,691	30,456,472	30,188,881
Diluted weighted average common shares and common share equivalents outstanding	30,528,943	30,215,691	30,559,664	30,188,881
Basic and diluted earnings per share:
Income (loss) from continuing operations	$0.01	$(0.14)	$0.41	$(0.09)
Income (loss) from discontinued operations	—	(0.01)	0.14	(0.01)

Net income (loss)	$0.01	$(0.15)	$0.55	$(0.10)

Dividends per common share	$0.10	$0.21	$0.25	$0.42

The accompanying notes are an integral part of these financial statements.

CBRE REALTY FINANCE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(UNAUDITED)

For the Six Months Ended June 30, 2008

(Amounts in thousands, except share data)

	Common Stock		Additional Paid In-Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total	Comprehensive Income
	Shares	Par Value
Balance at December 31, 2007	30,920,225	$309	$422,275	$(106,406)	$(103,362)	$212,816	$—
Cumulative effect of the adoption of SFAS 159				61,231	113,729	174,960
Stock based compensation			824			824
Forfeitures of common stock awards	(37,125)					—
Net income					16,703	16,703	16,703
Amortization of unrealized loss on derivatives				3,654		3,654	3,654
Cash dividends declared or paid					(7,726)	(7,726)

Balance at June 30, 2008	30,883,100	$309	$423,099	(41,521)	19,344	401,231	20,357

The accompanying notes are an integral part of these financial statements.

CBRE REALTY FINANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
Operating activities:
Net income	$16,703	$(2,983)
Income from discontinued operations	(4,145)	169
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net loss of unconsolidated joint ventures	4,911	3,509
Premium amortization, net	42	242
Other amortization	3,244	1,560
Depreciation	848	696
Stock-based compensation	824	1,024
Realized loss on sale of investment	2,021	287
Realized loss on derivatives	—	113
Loss on impairment of originated loan	—	7,764
Provision for loan losses	59,150	—
Unrealized (gain) loss on financial instruments	(80,065)	54
Changes in operating assets and liabilities:
Restricted cash	166	(564)
Accrued interest	2,193	(3,089)
Other assets	(1,021)	4,851
Management fees payable	(128)	(34)
Accounts payable and accrued expenses	1,431	4,187
Other liabilities	(209)	517

Net cash provided by operating activities, continuing operations	5,965	18,303
Net cash used in operating activities, discontinued operations	(2,174)	(926)

Net cash provided by operating activities	3,791	17,377

Investing activities:
Purchase of CMBS	—	(86,542)
Repayment of CMBS principal	152	3,098
Proceeds from sale of CMBS	—	4,085
Origination and purchase of loans	(8,344)	(632,229)
Repayment of loan principal	26,050	59,047
Proceeds from sale of loans	25,979	17,103
Real estate acquisition	(138)	(871)
Investment in unconsolidated joint ventures	(644)	(16,629)
Restricted cash	81,994	(30,487)
Other assets and liabilities	(6,592)	(10,698)

Net cash provided by (used in) investing activities, continuing operations	118,457	(694,123)
Net cash provided by (used in) investing activities, discontinued operations	8,878	(1,667)

Net cash provided by (used in) investing activities	127,335	(695,790)

Financing activities:
Proceeds from issuance of CDOs	15,700	805,000
Proceeds from borrowings under repurchase agreements	—	459,545
Repayments of borrowings from repurchase agreements	(144,183)	(579,381)
Proceeds from mortgage loans	138	475
Repayments of note payable	(1,251)	23,000
Payments from settlement of derivatives	(81)	(8,044)
Deferred financing and acquisition costs paid	(780)	(14,743)
Restricted cash	3,170	8,250
Minority interest	(45)	(110)
Dividends paid to common stockholders	(11,131)	(12,268)

Net cash (used in) provided by financing activities, continuing operations	(138,463)	681,724
Net cash (used in) provided by financing activities, discontinued operations	—	—

Net cash (used in) provided by financing activities	(138,463)	681,724

Net (decrease) increase in cash and cash equivalents	(7,337)	3,311
Cash and cash equivalents, at beginning of the period	25,954	17,933

Cash and cash equivalents at end of period	18,617	21,244
Less: cash and cash equivalents from discontinued operations at end of period	—	(161)

Cash and cash equivalents from continuing operations at end of period	$18,617	$21,083

Supplemental disclosure of cash flow information
Interest paid	$45,313	$34,617
Interest capitalized	$—	$702
Foreclosed assets assumed	$—	$203,249
Foreclosed liabilities assumed	$—	$151,542

The accompanying notes are an integral part of these financial statements.

CBRE REALTY FINANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Dollars in thousands, except per share and share data)

NOTE 1—ORGANIZATION

CBRE Realty Finance, Inc. is organized as a commercial real estate specialty finance company focused on originating and acquiring whole loans, bridge loans, subordinate interests in whole loans, or B Notes, commercial mortgage-backed securities (“CMBS”), and mezzanine loans, primarily in the United States. Unless the context requires otherwise, all references to “we,” “our,” and “us” in this quarterly report on Form 10-Q mean CBRE Realty Finance, Inc., a Maryland corporation, our wholly-owned and majority-owned subsidiaries and our ownership in joint venture assets. As of June 30, 2008, we also own interests in eight joint venture assets, two of which are consolidated in the condensed consolidated financial statements. We are a holding company and conduct our business through wholly-owned or majority-owned subsidiaries.

We are externally managed and advised by CBRE Realty Finance Management, LLC (our “Manager”), an indirect subsidiary of CB Richard Ellis Group, Inc. (“CBRE”), and a direct subsidiary of CBRE|Melody & Company (“CBRE|Melody”). As of June 30, 2008, CBRE|Melody also owned an approximately 4.5% interest in the outstanding shares of our common stock. In addition, certain of our executive officers and directors owned an approximately 7.1% interest in the outstanding shares of our common stock.

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

As of June 30, 2008, the net carrying value of investments held by us was approximately $1,504,232, including origination costs and fees and net of repayments and sales of partial interests in loans and CMBS, with a weighted average spread to 30-day LIBOR of 311 basis points for our floating rate investments and a weighted average yield of 7.12% for our fixed rate investments.

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends, fund debt service and for other general corporate purposes. On June 30, 2008, we had approximately $70,507 of cash and cash equivalents available, of which $18,617 was unrestricted. We have long-term financing for 100% of our encumbered portfolio in place through our existing CDOs and mortgage loans. Our primary sources of funds for short-term liquidity requirements, including working capital, distributions, debt service and additional investments, if any, consist of: (i) cash flow from operations; (ii) proceeds from our existing CDOs; (iii) proceeds from principal and interest payments on our investments; (iv) proceeds from potential loan and asset sales; and, to a lesser extent, (v) new financings or additional securitization or CDO offerings and (vi) proceeds from additional common or preferred equity offerings. We believe these sources of funds will be sufficient to meet our liquidity requirements for the next twelve months.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The condensed consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us or entities which are variable interest entities (“VIEs”) in which we are the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”). All significant intercompany transactions and balances have been eliminated in consolidation.

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

NOTE 4—FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159. SFAS 159 permits entities to elect to measure many financial instruments at fair value. We elected the fair value option under SFAS 159 for all CMBS with a rating below AAA at the date of acquisition, all CDO bonds with a rating below AAA at the date of issuance and all junior subordinated debentures in order to more appropriately reflect the operations of our business which is investing in commercial real estate financial assets and to match fund those investments through securitized debt financing instruments. We typically hold all assets and liabilities to maturity and we believe recording certain assets and corresponding liabilities at fair value provides a more accurate reflection of our book value under generally accepted accounting principles. Our financial assets primarily include loans and CMBS. Our loans are recorded on the balance sheet at historical cost, net of loan loss reserves, and CMBS are recorded at fair value, giving an appropriate depiction of changes in fair value throughout the holding periods. In addition, compared to our CMBS, CDO bonds and junior subordinated debentures, our loans have significantly shorter terms, are unique in nature and lack an open market, thus ascertaining and recording an estimate of fair value will not be reflective of the distinct nature of these loans. To adequately match the changes in fair value of our assets that are recorded at fair value, where there is often significant volatility due to company specific circumstances as well as external market factors, we believe it is preferable to also reflect changes in the fair value of the corresponding liabilities for CDO bonds and junior subordinated debentures. Since our senior AAA rated CDO bonds are less volatile in nature, similar to our loans which are not recorded at fair value, we did not elect the fair value option for our senior CDO bonds that were AAA rated at the date of issuance in order to more appropriately match these instruments with our loans. Similarly, we have not elected the fair value option on CMBS securities that have AAA rating at the date of acquisition. To address matching on the statement of operations, we also elected the fair value option on CMBS with a rating below AAA since the changes in fair value of these instruments generally correlate with the change in fair value of our CDO bonds and junior subordinated debentures, therefore we believe it is most representative to reflect changes in fair value of all of these instruments through the statement of operations. While we did not elect to adopt SFAS 159 for derivative instruments, because CDOs are recorded at fair value, all interest rate swaps outstanding at January 1, 2008 no longer qualify for hedge accounting and subsequent changes in fair value are recorded as a component of income from continuing operations.

A summary of the cumulative effect of the adoption of SFAS 159 is as follows:

	Balance at January 1, 2008 prior to Adoption	Increase to Retained Earnings upon Adoption	Balance at January 1, 2008 after Adoption
CDO bonds (below AAA)	(514,500)	151,415	(363,085)
Junior subordinated debentures	(50,000)	23,545	(26,455)

Total	$(564,500)	$174,960	$(389,540)

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

At June 30, 2008, all of our recurring fair value measurements under SFAS 157 are classified as Level 3 measurements, as later defined. A reconciliation of the change in fair value for financial instruments for the three months ended June 30, 2008 with unobservable inputs (Level 3) is as follows:

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Loans and other Lending Investments(1)	CMBS	CDO Bonds	Derivatives, net	Junior Subordinated Debentures	Total
Balance at March 31, 2008	$75,129	$170,356	$(264,143)	$(76,577)	$(21,515)	$(116,750)
Issuances, settlements and amortization	25,000	303	(2,500)	—	—	22,803
(Increase) decrease in loan loss reserve	(59,150)					(59,150)
Unrealized gain (loss)	—	16,175	16,195	36,815	(575)	68,610
Transfers in and out of Level 3	—	—	—	—	—	—

Balance at June 30, 2008	$40,979	$186,834	$(250,448)	$(39,762)	$(22,090)	$(84,487)

(1)	Consists only of our non-performing loans, discussed further in Note 6, which are “collateral dependent” and are therefore valued based on the fair value of the underlying collateral.

A reconciliation of the change in fair value for financial instruments for the six months ended June 30, 2008 with unobservable inputs (Level 3) is as follows:

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Loans and other Lending Investments(1)	CMBS	CDO Bonds	Derivatives, net	Junior Subordinated Debentures	Total
Balance at January 1, 2008	$75,129	$236,134	$(363,085)	$(40,278)	$(26,455)	$(118,555)
Issuances, settlements and amortization	25,000	746	(15,700)	—	—	10,046
(Increase) decrease in loan loss reserve	(59,150)					(59,150)
Unrealized gain (loss)	—	(50,046)	128,337	516	4,365	83,172
Transfers in and out of Level 3	—	—	—	—	—	—

Balance at June 30, 2008	$40,979	$186,834	$(250,448)	$(39,762)	$(22,090)	$(84,487)

(1)	Consists only of our non-performing loans, discussed further in Note 6, which are “collateral dependent” and are therefore valued based on the fair value of the underlying collateral.

The components of unrealized gains and losses recorded in the statement of operations are as follows:

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007
Unrealized gain (loss) on CMBS	$16,175	$—	$(50,046)	$—
Unrealized gain on derivatives	36,815	(60)	516	(167)
Unrealized gain on CDO bonds (below AAA)	16,195	—	128,337
Unrealized gain (loss) on junior subordinated debentures	(575)	—	4,365
Amortization of unrealized loss on derivatives	(1,698)	—	(3,107)

Total unrealized gains (losses) on financial instruments	$66,912	$(60)	$80,065	$(167)

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

During the three months ended June 30, 2008, the CMBS and CDO markets continued to experience volatility and lack of liquidity, however, credit spreads did not change significantly during the quarter resulting in a slight decrease in the fair value of our liabilities related to CDO bonds and increase in the fair value of junior subordinated debentures, resulting in unrealized gains and losses of $16,195 and $575, respectively, for the three months ended June 30, 2008. The changes in value are due primarily to slight changes in market credit spreads and discount rates.

During the six months ended June 30, 2008, the CMBS and CDO markets experienced widening of credit spreads, resulting in a decrease in the fair value of our liabilities related to CDO bonds and our junior subordinated debentures, resulting in unrealized gains of $128,337 and $4,365, respectively, for the six months ended June 30, 2008. The decrease in value and resulting gains are due primarily to changes in market credit spreads and, to a lesser extent, instrument specific credit issues related to nonperforming loans and watch list assets and liquidity considerations. During the six months ended June 30, 2008, the average spread for the AA CMBX.3 index increased from 256 basis points at December 31, 2007 to 627 basis points at June 30, 2008.

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

SFAS 157 Definitions

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

The following table presents summarized information for our Rodgers Forge and Monterey operations included in historical results:

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007
Property operating income	$(5)	$268	$814	$268
Property operating expenses	(10)	(214)	(967)	(214)
Depreciation and amortization	—	(110)	(396)	(110)
Gain on sale of investments	—	—	6,780	—
Interest expense	—	(113)	(2,086)	(113)

Net income (loss)	$(15)	$(169)	$4,145	$(169)

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

At June 30, 2008, there were no assets or liabilities held for sale.

NOTE 6—LOANS AND OTHER LENDING INVESTMENTS, NET

The aggregate carrying values allocated by product type and weighted average coupons of our loans and other lending investments as of June 30, 2008 and December 31, 2007, were as follows:

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread Over LIBOR (2)
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Whole loans fixed rate(3)	$547,421	$576,493	41%	42%	6.47%	6.49%	—	—
Whole loans floating rate(3)	308,784	304,596	23%	22%	—	—	212bps	210bps
Mezzanine loans, fixed rate	75,110	74,751	6%	5%	9.59%	9.53%	—	—
Mezzanine loans, floating rate	185,607	207,547	14%	15%	—	—	474bps	475bps
Subordinate interests in whole loans, fixed rate	85,372	85,319	6%	6%	9.12%	9.12%	—	—
Subordinate interests in whole loans, floating rate	132,997	132,998	10%	10%	—	—	316bps	316bps

Total / Average	1,335,291	1,381,704	100%	100%	7.12%	7.10%	311bps	317bps
Loan loss reserve	(78,800)	(19,650)

Total loans and lending investments, net	$1,256,491	$1,362,054

(1)	Loans and other lending investments are presented after scheduled amortization payments and prepayments, and are gross of premiums, discounts and unamortized fees.
(2)	Benchmark rate is 30-day LIBOR.
(3)	Includes originated whole loans, acquired whole loans and bridge loans.

As of June 30, 2008, our portfolio consists of 40 whole loans, 13 mezzanine loans and 11 subordinated interests, resulting in an average loan size of $21,405, $20,055 and $19,852, respectively.

The carrying value of our loans and other lending investments is gross of premiums, unamortized fees, and discounts of $1,058 and $351 at June 30, 2008 and December 31, 2007, respectively.

We have identified one mezzanine loan as of June 30, 2008, as a variable interest in a VIE and have determined that we are not the primary beneficiary of this VIE. As of June 30, 2008, our maximum exposure to loss would not exceed the carrying amount of this investment, or $42,830.

As of June 30, 2008, our loans and other lending investments had the following maturity characteristics (excluding extension options held by borrowers):

Year of Maturity	Number of Investments Maturing	Current Carrying Value (In thousands)		% of Total
2008 (July 1 through December 31)	9	$186,019		14%
2009	10	268,450		20%
2010	14	252,041		19%
2011	12	292,826		22%
2012	8	185,623		14%
Thereafter	11	150,332		11%

Total	64	$1,335,291		100%

Weighted average maturity		2.6	years

For the three months ended June 30, 2008 and 2007, our investment income from loan and other lending investments and CMBS was generated by the following investment types:

	For the three months ended June 30, 2008		For the three months ended June 30, 2007
Investment Type	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$12,761	51%	$14,709	50%
Mezzanine loans	4,629	18%	5,285	18%
Subordinate interests in whole loans	3,028	12%	4,496	15%
CMBS	4,730	19%	5,198	17%
Miscellaneous	—	—	—	—

Total	$25,148	100%	$29,688	100%

For the six months ended June 30, 2008 and 2007, our investment income from loan and other lending investments and CMBS was generated by the following investment types:

	For the six months ended June 30, 2008		For the six months ended June 30, 2007
Investment Type	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$26,556	50%	$27,747	50%
Mezzanine loans	10,120	19%	9,444	17%
Subordinate interests in whole loans	6,666	13%	8,082	15%
CMBS	9,649	18%	9,938	18%
Miscellaneous	—	—%	17	—%

Total	$52,991	100%	$55,228	100%

Non-Performing Loans and Watch List Assets

As of June 30, 2008, we had the following watch list and non-performing loans:

Investment Type	Classification		Carrying Value		% of Total Assets
Whole Loan	Watch		$10,500		0.6%
Whole Loan	Watch		11,000		0.7%
Bridge Loan	Watch	(2)	2,106		0.1%
Mezzanine Loan	Watch		25,000	(1)	1.5%
B-Note	Non-Performing	(3)	42,830	(1)	2.6%
Whole loan	Non-Performing		12,039	(1)	0.7%
Mezzanine Loan	Non-Performing	(3)	40,000	(1)	2.4%
Bridge Loan	Non-Performing	(2)	7,500		0.5%

Total			$150,975		9.1%

(1)	At June 30, 2008, we had a $78,800 loan loss reserve against these assets.
(2)	Investments are with the same sponsor.
(3)	Investments are with the same sponsor.

Watch List Assets

We conduct a quarterly comprehensive credit review, resulting in an individual risk classification being assigned to each asset.

The first watch list asset is a $10,500 whole loan secured by a mixed use industrial and commercial facility located in Windsor, Connecticut. As of June 30, 2008, the borrower closed operations of the primary business occupying the facility and has since engaged a broker to sell the building. In June 2008, we received payment of $2,000 from the borrower, which included a $1,500 reduction of principal to $10,500 and $500 to replenish interest reserves, in exchange for the removal of a personal guaranty. Management concluded that no loan loss reserve was necessary at this time based on the estimated fair market value of the underlying collateral from a recent third party appraisal. If the borrower is not successful in locating a buyer for the building at an adequate price, or at all, such an adverse event could have an adverse impact on our ability to recover our loan balance.

The second watch list asset is a $11,000 whole loan. The loan is secured by a mixed use office and industrial facility located in Phoenix, Arizona. The facility has been vacant for an extended period of time and interest reserves have been depleted as of April 2008. The borrower is in the process of marketing the building for sale. Management concluded that no loan loss reserve was necessary at this time based on the estimated underlying collateral value of the property. If the borrower is not successful in locating a buyer for the building at an adequate price, or at all, such an outcome could have an adverse impact on our ability to recover the full value of our loan.

        The third watch list asset is a $2,106 bridge loan secured by development rights to build a mixed use office, retail and hotel facility in the Miami, Florida area. The loan matured in June 2008 and, subsequent to June 30, 2008, has been extended until November 2008. The borrower is in the process of finalizing committed construction financing for the development. Management concluded that no loan loss reserve was necessary at this time based on our expectation that the borrower will obtain necessary financing that will generate proceeds to the borrower sufficient to pay our loan. If the borrower is not successful in finalizing construction financing, such an event could have an adverse impact on our ability to recover our loan. In addition to development rights, we also have a personal financial guaranty from the borrower.

        The fourth watch list asset is a $25,000 mezzanine loan for an apartment complex in New York City. While the loan is not in default as of June 30, 2008, the borrower notified us in July that they will cease servicing the debt and they have requested significant modifications to the outstanding loans in order to continue their involvement with the property. Management is currently in the process of negotiating with the borrower, however, the ultimate outcome remains uncertain. Given the continued adverse market conditions that have negatively impacted valuations and the ability to refinance and based on our assessment of the current fair value of the underlying collateral, we believe we would be unlikely to recoup any of our loan in the event of sale or foreclosure. Therefore, as of June 30, 2008, we have applied a loan loss reserve against the entire loan balance.

Non-Performing Loans

Non-performing loans include all loans on non-accrual status. We transfer loans to non-accrual status at such time as: (1) management determines the borrower is incapable of curing, or has ceased efforts towards curing the cause of a default; (2) the loan becomes 90 days delinquent; or (3) the loan has a maturity default. Interest income is recognized only upon actual cash receipt for loans on non-accrual status.

The $42,830 B-Note investment classified as non-performing had a maturity default on December 1, 2007 and is secured by a class A parcel of land in New York City that is intended to be developed into a mixed use retail and residential site. The B-Note was originally due on October 1, 2007 and was extended for 60 days with the sponsor funding an additional $150,000 of cash equity. Interest on the loan has been paid through December 31, 2007 at the contractual rate. We are actively negotiating with the sponsor, who is evaluating possible alternatives, and the lending group to resolve the maturity default. The value of the loan is dependent on several factors that are outside of our control, such as the ultimate use of the project, the timing of completion and negotiations with potential tenants, and adverse events not currently anticipated could have a material impact on the value of the underlying collateral and ultimate realization of the loan balance. Given the current state of the credit and capital markets and uncertainty in the commercial real estate markets, the estimated collateral value is a significant estimate. The value of the collateral could be less than our current estimate of fair value, due to lack of liquidity in credit markets, declines in the value of commercial real estate, insufficient time to market or develop the property or other factors, which could result in a partial or full loss in the value of our position. As of June 30, 2008 we have applied a loan loss reserve against the balance of this loan to reduce the net carrying value to the estimated net realizable value.

The $12,039 whole loan is secured by a class B office property located in a suburb of Chicago, Illinois. As of June 30, 2008, we have commenced foreclosure proceedings and expect to obtain possession of the property. Management obtained an independent, third party appraisal of the collateral value of this property which indicated that the fair value of the collateral, net of expected selling costs, was less than our historical carrying value and, as a result, we have a loan loss reserve against the balance of this loan to reduce the net carrying value to the estimated net realizable value.

The $40,000 mezzanine loan had a maturity default on February 9, 2008 and is collateralized by four class A office properties located in New York City. The sponsor of this investment is also the sponsor of the $42,830 B-Note investment discussed above. In April 2008, the borrower and lending group for the properties reached a consensual sale agreement that will allow the properties to be sold in an orderly fashion. Given the current state of the credit and capital markets and uncertainty in the real estate market, the estimated collateral value of the four underlying assets is a significant estimate. The value of the loan, if any, is contingent on events that are outside of our control and adverse events not currently anticipated could have a material impact on the value of the underlying collateral and ultimate realization of the loan balance. Based on the estimated fair market value of the collateral derived primarily from recent sales comparables that reflect current market conditions, we have recorded a loan loss reserve against the balance of this loan to reduce the net carrying value to $0.

The $7,500 bridge loan is secured by development rights to build an office building in the Washington, DC area. The loan matures in September 2008, interest reserves were depleted in April 2008 and interest payments for May and June 2008 have not been received. The borrower is in the process of completing predevelopment activities and obtaining necessary regulatory approvals to start construction. The borrower is also in the process of obtaining letters of intent from prospective tenants and obtaining construction financing for the project, the proceeds of which would be used to repay our bridge loan. Subsequent to June 30, 2008, management agreed to extend the loan until April 2009, with interest deferred. Management concluded that no loan loss reserve was necessary at this time based on our expectation that the borrower will obtain (i) necessary approvals to commence construction, (ii) lease commitments from potential tenants and (iii) refinancing of the bridge loan into a construction loan. If the borrower is not successful in obtaining final approvals to commence construction, obtaining letters of intent from prospective tenants or obtaining construction financing, such adverse events could have an adverse impact on our ability to recover our loan. In addition to development rights, we also have a personal financial guaranty from the borrower.

Loan Loss Reserve

As of June 30, 2008 and December 31, 2007, we had a loan loss reserve for non-performing loans and watch list assets of $78,800 and $19,650, respectively. We estimated the loan loss reserve based on consideration of current economic conditions and trends, the intent and wherewithal of the sponsors, the quality and estimated value of the underlying collateral and other factors.

Concentration Risk

At June 30, 2008 and December 31, 2007, our loan and other lending investments had the following geographic diversification:

	June 30, 2008		December 31, 2007
Region	Carrying Value	% of Total	Carrying Value	% of Total
West	$623,680	47%	$650,173	47%
East	394,801	29%	415,292	30%
South	133,387	10%	131,293	9%
Midwest	105,225	8%	104,799	8%
Nationwide	78,198	6%	80,147	6%

Total	$1,335,291	100%	$1,381,704	100%

At June 30, 2008 and December 31, 2007, the underlying collateral of loan and other lending investments consisted of the following property types:

	June 30, 2008		December 31, 2007
Region	Carrying Value	% of Total	Carrying Value	% of Total
Office	$645,808	48%	$641,000	46%
Hotel	256,418	19%	276,418	20%
Multifamily	221,459	17%	249,629	18%
Industrial	70,600	5%	70,918	5%
Other	141,006	11%	143,739	11%

Total	$1,335,291	100%	$1,381,704	100%

NOTE 7—CMBS

The following table summarizes our CMBS investments, aggregated by investment category, as of June 30, 2008, which are carried at estimated fair value:

Security Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
CMBS Class A or higher	$10,009	$—	$(2,794)	$7,215
CMBS Class BBB	205,314	—	(83,179)	122,135
CMBS Class BB	55,524	—	(15,619)	39,905
CMBS Class B	24,369	—	(8,566)	15,803
CMBS Class NR	2,895	—	(1,119)	1,776

Total	$298,111	$—	$(111,277)	$186,834

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

We had 67 CMBS investments in a continuous unrealized loss position as of June 30, 2008, 36 of which have been in a continuous unrealized loss position for greater than 12 months. The unrealized loss of the 36 CMBS investments in a continuous unrealized loss position for greater than twelve months is $59,726 and the unrealized loss of the 31 that have been in a continuous loss position for less than twelve months is $51,551, as of June 30, 2008. We had 65 CMBS investments that are in an unrealized loss position at December 31, 2007, eight of which had been in a continuous unrealized loss position for greater than twelve months. The unrealized loss of the eight CMBS investments in a continuous unrealized loss position for greater than twelve months was $3,353 and the unrealized loss of the 57 CMBS investments that had been in a continuous loss position for less than twelve months was $58,006, as of December 31, 2007.

On January 1, 2008, as a result of our adoption of SFAS 159, all changes in the fair value of our CMBS securities that are rated below AAA at the time of acquisition are recorded as a component of income from continuing operations. We continue to review our CMBS securities for other-than-temporary impairment in accordance with EITF 99-20 for the purpose of calculating yields that determine interest income. Our review of such securities indicates that the decrease in fair value was not due to changes in the underlying credit fundamentals or in the amount of interest expected to be received. The unrealized losses are primarily the result of changes in market interest rates subsequent to the purchase of the CMBS investments. Beginning in the second half of 2007, the CMBS market experienced and is continuing to experience significant volatility. Management believes the resulting decreases in valuation are reflective of temporary market conditions, not underlying credit issues that would be indicative of other than temporary impairment. Therefore, management does not believe any of the securities held are other-than-temporarily impaired at June 30, 2008. We have the ability and intent to hold all the investments until their expected maturity.

During the three and six months ended June 30, 2008, and 2007, respectively, we accreted $453, $896, $423 and $866 of the net discount for these securities in interest income.

The actual maturities of CMBS are generally shorter than stated contractual maturities. Actual maturities of these investments are affected by the contractual lives of the underlying assets, periodic payments of principal, and prepayments of principal.

The following table summarizes the estimated maturities of our CMBS investments, as of June 30, 2008, according to their estimated weighted average life classifications:

Weighted Average Life	Estimated Fair Value	Amortized Cost	Weighted Average Coupon
Less than one year	$31,994	$41,383	4.71%
Greater than one year and less than five years	37,579	51,235	5.17%
Greater than five years and less than ten years	112,907	197,814	5.70%
Greater than ten years	4,354	7,679	5.45%

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

The weighted average lives of our CMBS investments at June 30, 2008 and December 31, 2007, respectively, in the tables above are based upon calculations assuming constant principal prepayment rates to the balloon or reset date for each security.

The following table summarizes the Company’s CMBS investments, aggregated by vintage, as of June 30, 2008, which are carried at estimated fair value:

Security Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
CMBS 1998 Vintage	$11,579	—	(4,386)	7,193
CMBS 2000 Vintage	10,450	—	(1,468)	8,982
CMBS 2001 Vintage	9,566	—	(1,772)	7,794
CMBS 2002 Vintage	12,267	—	(3,239)	9,028
CMBS 2005 Vintage	75,751	—	(23,354)	52,397
CMBS 2006 Vintage	145,932	—	(61,619)	84,313
CMBS 2007 Vintage	32,566	—	(15,439)	17,127

Total	$298,111	—	(111,277)	186,834

The following table summarizes the Company’s CMBS investments, aggregated by vintage, as of December 31, 2007, which are carried at estimated fair value:

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

NOTE 8—INVESMENT IN UNCONSOLIDATED JOINT VENTURES

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

We continue to record our investments as unconsolidated joint ventures, however, subsequent to the amendment, the historical carrying values of our investments will no longer be adjusted for our share of the income and losses of the partnership due to the revised distributions preferences of the partnership where our interests are senior to those of our partner and we do not absorb operating losses. Since the payment of current and deferred interest is dependent upon the cash flows of the underlying properties, income from contractual payments will only be recorded upon cash receipt.

In the second quarter of 2008, we were notified that our joint venture partner for KS-CBRE Shiraz LLC and KS-CBRE GS LLC believed the April 1, 2008 amendment was contingent upon an event that did not occur and as a result the amendment was not valid and the terms of the original agreement continue to be in place. As a result of this assertion, our partner has not paid the first three required payments. We have consulted with our external counsel and believe the April 1, 2008 amendment is valid and enforceable and we intend to pursue specific performance by our partner as necessary. In the event of an adverse ruling against us, we would be required to record our share of equity losses, an amount we estimate would range from approximately $200 to $300 for the three months ended June 30, 2008.

NOTE 9—BORROWINGS AND REPURCHASE AGREEMENTS

The following is a table of our outstanding borrowings as of June 30, 2008:

	Stated Maturity	Interest Rate	Unpaid Principal at 06/30/08	Unrealized Gain	Balance 06/30/08
Mortgage note payable (Springhouse)(1)	12/14/2008	4.21%	$25,794	$—	$25,794
Mortgage note payable (Loch Raven)(1)	4/1/2009	5.96%	29,170	—	29,170
CDO I bonds payable(2)	3/25/2046	2.99%	508,500	(69,495)	439,005
CDO II bonds payable(2)	4/7/2052	3.43%	846,700	(210,257)	636,443

Total			$1,410,164	$(279,752)	$1,130,412

(1)	Non-recourse to us.
(2)	CDO bonds payable of $133,500 for CDO I and $396,700 for CDO II are accounted for under the fair value option prescribed by SFAS 159.

The following is a table of our outstanding borrowings as of December 31, 2007:

	Stated Maturity	Interest Rate	Balance 12/31/07
Mortgage note payable (Springhouse)(1)	12/14/2008	6.35%	$25,729
Mortgage note payable (Loch Raven)(1)	4/1/2009	5.96%	29,170
Wachovia warehouse facility	3/31/2009	6.28%	144,183
CDO I bonds payable	3/25/2046	5.44%	508,500
CDO II bonds payable	4/7/2052	5.65%	831,000

Total			$1,538,582

(1)	Non-recourse to us.

A summary of minimum principal payments as of June 30, 2008 is as follows:

	Total	Less than 1 year	1 year	2-4 years	More than 5 years
CDO I bonds payable	$508,500	$—	$—	$—	$508,500
CDO II bonds payable	846,700	—	—	—	846,700
Mortgage payable	54,964	54,964	—	—	—
Trust preferred securities	50,000	—	—	—	50,000

Total	$1,460,164	$54,964	$—	$—	$1,405,200

Mortgage Notes Payable

On December 14, 2005, Springhouse, one of our consolidated joint ventures, obtained a $26,175 mortgage loan in conjunction with the acquisition of real estate located in Prince George’s County, Maryland. The loan is guaranteed by Bozzuto Associates, Inc., or Bozzuto, our joint venture partner, matures on December 14, 2008, and bears interest at 30-day LIBOR plus 1.75%. As of June 30, 2008 and December 31, 2007, respectively, the outstanding balance was $25,794 and $25,729. Given that the maturity of the mortgage is within 12 months, we are currently evaluating refinancing options. If we are unable to achieve refinancing on favorable terms, we may be forced to sell the property prematurely and such a sale at a time of unfavorable market conditions could result in a loss.

On March 28, 2006, Loch Raven, one of our consolidated joint ventures, obtained a $29,170 mortgage loan in conjunction with the acquisition of real estate located in Baltimore, Maryland. The loan is guaranteed by Bozzuto, our joint venture partner, matures on April 1, 2009, and bears interest at a fixed rate of 5.96%. As of June 30, 2008 and December 31, 2007 the outstanding balance was $29,170. Given that the maturity of the mortgage is within 12 months, we are currently evaluating refinancing options. If we are unable to achieve refinancing on favorable terms, we may be forced to sell the property prematurely and such a sale at a time of unfavorable market conditions could result in a loss.

In January of 2008, we sold the Rodgers Forge property and paid off the $36,250 mortgage loan in full. In March of 2008, we sold the Monterey property and the buyer assumed the $103,975 mortgage loan in full. These mortgages are included in liabilities held for sale at December 31, 2007.

Warehouse Facilities

We have historically financed our portfolio of securities and loans through the use of repurchase agreements. Currently, we have no warehouse facilities in place that will allow future borrowings. In August 2006, we entered into a master repurchase agreement with Wachovia Bank N.A, or Wachovia. In June 2008, we repaid our remaining obligations and terminated the facility.

CDO Bonds Payable

On March 28, 2006, we closed on our first CDO issuance (“CDO I”) and retained the entire BB rated J Class with a face amount of $24,000 for $19,200, retained the entire B-rated K Class with a face amount of $20,250 for $14,150 and also retained the non-rated common and preferred shares of CDO I, which issued the CDO bonds with a face amount of $47,250 for $51,740. We issued and sold CDO bonds with a face amount of $508,500 in a private placement to third parties. The proceeds of the CDO issuance were used to repay substantially all of the outstanding principal balance of our then existing two warehouse facilities with an affiliate of Deutsche Bank Securities Inc. of $343,556 and all of the outstanding principal balance of our then existing warehouse facilities with the Bank of America Securities, LLC of $16,250 at closing. The CDO bonds are collateralized by real estate debt investments, consisting of B Notes, mezzanine loans, whole loans and CMBS investments, which are recorded in our unaudited condensed consolidated balance sheet at June 30, 2008. Our Manager acts as the collateral manager for our CDO subsidiary but does not receive any fees in connection therewith. CDO I is not a qualified special purpose entity (“QSPE”) as defined under FASB Statement No. 140, (“SFAS 140”) “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” due to certain permitted activities of CDO I that are not consistent with activities of a QSPE permitted under SFAS 140, such as having the ability to sell impaired securities and acquire replacement securities with the proceeds at the discretion of the collateral administrator. CDO I is consolidated in our financial statements and we have accounted for the CDO I transaction as a financing. The collateral assets that we transferred to CDO I are reflected in our balance sheet. The bonds issued to third parties are reflected as debt on our balance sheet. As of June 30, 2008, CDO bonds of $508,500 were outstanding, with a weighted average interest rate of 2.99%.

In March 2007, Wachovia acted as the exclusive structurer and placement agent with respect to our second CDO transaction (“CDO II”) totaling $1,000,000, which priced on March 2, 2007, and closed on April 2, 2007. We sold $880,000 of bonds with an average cost of 90-day LIBOR plus 40.6 basis points and retained 100% of the equity interests in our CDO subsidiary that issued the CDO notes consisting of preferred and common shares. The notes issued by our CDO subsidiary are secured initially by a portfolio of whole loans, B Notes, mezzanine loans and CMBS. Our Manager acts as the collateral manager for our CDO subsidiary but does not receive any fees in connection therewith. We acted as the advancing agent in connection with the issuance of the CDO notes. CDO II is not a QSPE as defined under SFAS 140 due to certain permitted activities of CDO II that are not consistent with activities of a QSPE permitted under SFAS 140, such as having the ability to sell impaired securities and acquire replacement securities with the proceeds at the discretion of the collateral administrator. CDO II is consolidated in our financial statements and we account for the CDO II transaction as a financing. The collateral assets that we transferred to CDO II are reflected in our balance sheet. The bonds issued to third parties are reflected as debt on our balance sheet. As of June 30, 2008, CDO bonds of $846,700 were outstanding, with a weighted average interest rate of 3.43%. As of June 30, 2008, we had a $75,000 revolver available with $41,700 of borrowing outstanding and $33,300 of remaining capacity. The revolver is available to fund short term liquidity requirements of the CDO.

The majority of our investments are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain interest coverage and asset over collateralization covenants that must be met in order for us to receive such payments. If we fail our interest coverage or asset over collateralization covenants in either of our CDOs, all cash flows from the CDO would be diverted to repay principal and interest on the outstanding CDO bonds and we would not receive any residual payments until the CDO was back in compliance with such tests. The Company continues to be in compliance with all such covenants as of June 30, 2008. In the event of a breach of our CDO covenants that we could not cure in the near term, we would be required to fund management fees and other expenses through (i) cash on hand, (ii) income from any CDO not in default, (iii) sale of unencumbered assets or (iv) accessing debt or equity capital markets, if available. We have the ability to cure defaults, which would resume normal residual payments to us, by purchasing non-performing loans out of our CDOs. However, we may not have sufficient liquidity available to do so at such time. To the extent such noncompliance continues for an extended period of time, our ability to continue as a going concern may be jeopardized. At June 30, 2008, we had an interest coverage ratio of 2.02x and 1.53x for CDO I and CDO II, respectively, compared to minimum requirements of 1.21x and 1.09x. At June 30, 2008, we had an asset over collateralization ratio of 1.19x and 1.13x for CDO I and CDO II, respectively, compared to minimum requirements of 1.12x and 1.10x.

NOTE 10—JUNIOR SUBORDINATED DEBENTURES

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

A reconciliation of fair value to unpaid principal for junior subordinated debentures at June 30, 2008 is as follows:

	Unpaid Principal at June 30, 2008	Unrealized Gain	Fair Value at June 30, 2008
Junior subordinated debentures	$50,000	$(27,910)	$22,090

NOTE 11—COMMITMENTS AND CONTINGENCIES

Litigation

On October 30, 2007, a putative class action lawsuit was commenced in the United States District Court for the District of Connecticut against CBRE Realty Finance, Inc., our chief financial officer and our former chief executive officer seeking remedies under the Securities Act of 1933, as amended. Amended complaints filed on March 25, 2008 and May 6, 2008 added our chairman and the underwriters that participated in our October 2006 initial public offering as additional defendants. The plaintiffs allege that the registration statement and prospectus relating to the initial public offering contained material misstatements and material omissions. Specifically, the plaintiffs allege that management had knowledge of certain loan impairments and did not properly disclose or record such impairments in the financial statements. The plaintiffs seek to represent a class of all persons who purchased or otherwise acquired our common stock between September 29, 2006 and August 6, 2007 and seek damages in an unspecified amount. On July 29, 2008, we filed a Motion to Dismiss the putative class action suit with the federal district court for the District of Connecticut.

In addition, on January 15, 2008 and February 7, 2008, we received complaints from an attorney representing two stockholders, alleging that certain officers and directors of our company knowingly violated generally accepted accounting principles for certain of our assets. The stockholders demanded that we take action to recover from such directors and officers the amount of damages sustained by us as a result of the misconduct alleged therein and to correct deficiencies in our internal controls and accounting practices that allowed the misconduct to occur. In response to the letters from stockholders’ counsel, the Board of Directors appointed a special committee to investigate the allegations set forth in the letters. On July 10, 2008, the special committee reported its findings to the Board of Directors and recommended that no further action be taken. The Board of Directors has adopted the committee’s recommendation unanimously.

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

Unfunded Commitments

We currently have unfunded commitments to fund loan advances and joint venture equity contributions. The table below summarizes our unfunded commitments as of June 30, 2008:

	Total Commitment Amount	Current Funded Amount	Total Unfunded Commitment
Loans	$361,446	$326,032	$35,414
Joint Venture Equity	25,850	25,738	112

Total	$387,296	$351,770	$35,526

Approximately $35,213 of the unfunded commitments above can be funded through restricted cash or our CDO revolver.

Severance and Retention Plan Obligation

        We have a severance and retention plan in place for employees of the Manager, including our executive officers, which could result in an obligation of up to $2,640. The benefits are payable to the employees of the Manager if employment with the Manager is terminated without cause or the employee is not offered a comparable position within specified distances of Hartford, CT after the occurrence of a “Strategic Transaction,” which is defined as (i) a sale of all or substantially all of our company, or all or substantially all of the assets of our company; (ii) a liquidation of our company; (iii) the admission of a new external manager to our company; (iv) the sale of 50% or more of the voting securities of our company; or (v) the internalization of employees of the Manager into our company. For employees representing $2,290 of the $2,640 benefit, in the event an employee is not involuntarily terminated and is offered a comparable position after the occurrence of a Strategic Transaction, the benefit would then be payable in two equal installments on the first and second anniversary dates of the Strategic Transaction, assuming such employee remains employed with us or our successor at each anniversary date. In addition to the severance and retention plan, we also have an obligation of up to $700 for certain executive officers of our Manager that are eligible to receive a special bonus upon the earlier of (i) the consummation of a Strategic Transaction, subject to certain exceptions, or (ii) April 30, 2009.

NOTE 12—RELATED PARTY TRANSACTIONS

Management Agreement

Upon completion of our June 2005 private offering, we entered into a management agreement with our Manager, which was subsequently amended and restated on April 29, 2008, pursuant to which our Manager provides for the day-to-day management of our operations and receives substantial fees in connection therewith. The management agreement requires our Manager to manage our business affairs in conformity with the policies and the investment guidelines that are approved and monitored by our board of directors. Ray Wirta, our chairman, is the vice chairman of CBRE, Kenneth J. Witkin, our chief executive officer and president and one of our directors, is the executive managing director of our Manager and Michael J. Melody, one of our directors, is the vice chairman in CBRE/Melody. Mr. Wirta does not hold an economic interest in our Manager and Messrs. Witkin and Melody and our other executive officers indirectly hold an economic interest in our Manager. Our chairman, chief executive officer, president, chief financial officer and executive vice presidents also serve as officers and/or directors of our Manager. As a result, the management agreement between us and our Manager was negotiated between related parties, and the terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Our executive officers and directors own approximately 19.7% of our Manager.

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

We pay our Manager an annual management fee monthly in arrears equal to 1/12th of the sum of (i) 2.0% of our gross stockholders’ equity (as defined in the management agreement), or equity, of the first $400,000 of our equity, (ii) 1.75% of our gross stockholders’ equity in an amount in excess of $400,000 and up to $800,000 and (iii) 1.5% of our gross stockholders’ equity in excess of $800,000. Additionally, from July 26, 2006 to September 27, 2006, we considered the outstanding trust preferred securities as part of gross stockholders’ equity in calculating the base management fee. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. For the three and six months ended June 30, 2008 and 2007, respectively, we paid $1,685, $3,205, $2,049, and $4,118 to our Manager for the base management fee under this agreement. As of June 30, 2008 and December 31, 2007, respectively, $416 and $533 of management fees were accrued.

In addition to the base management fee, our Manager may receive quarterly incentive compensation. The purpose of the incentive compensation is to provide an additional incentive for our Manager to achieve targeted levels of Funds From Operations (as defined in the management agreement) (after the base management fee and before incentive compensation) and to increase our stockholder value. Our Manager may receive quarterly incentive compensation in an amount equal to the product of: (i) twenty-five percent (25%) of the dollar amount by which (A) our Funds From Operations (after the base management fee and before the incentive fee) per share of our common stock for such quarter (based on the weighted average number of shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of our common stock in our June 2005 private offering and the prices per share of our common stock in any subsequent offerings (including our IPO), multiplied by (2) the greater of (a) 2.25% or (b) 0.75% plus one-fourth of the Ten Year Treasury Rate (as defined in the management agreement) for such quarter, multiplied by (ii) the weighted average number of shares of our common stock outstanding during the such quarter. We will record any incentive fees as a management fee expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the management agreement. For the three and six months ended June 30, 2008 and 2007, respectively, no amounts were paid or were payable to our Manager for the incentive management fee under this agreement.

        The management agreement also provides that we will reimburse our Manager for various expenses incurred by our Manager or its affiliates for documented expenses of our Manager or its affiliates incurred on our behalf, including but not limited to costs associated with formation and capital raising activities and general and administrative expenses. Without regard to the amount of compensation received under the management agreement, our Manager is responsible for the salaries and bonuses of its officers and employees. As of June 30, 2008 and December 31, 2007, respectively, $112 and $138 of expense reimbursements were accrued and are included in other liabilities.

        Pursuant to the management agreement, after April 30, 2008, CBRE and CBRE Melody & Company may compete with us with respect to the acquisition and finance of real estate-related loans, structured finance debt investments and CMBS. In addition, we are responsible for severance of all employees of our Manager, including certain of our executive officers, an obligation that we estimate will not exceed $3,340.

Collateral Management Agreements

In connection with the closing of CDO I, in March 2006, the Issuer, CBRE Realty Finance CDO 2006-1 Ltd., entered into a collateral management agreement with our Manager. Pursuant to this agreement, our Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. This collateral management agreement provides for a senior collateral management fee, payable monthly in accordance with the priority of payments as set forth in the indenture, equal to 1 / 12 of 0.10% per annum of the net outstanding portfolio balance, and an additional subordinate collateral management fee, payable monthly in accordance with the priority of payments as set forth in the indenture, equal to 1 / 12 of 0.15% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. Effective March 28, 2006, until further notice, the collateral manager waived its right to receive the collateral management fee. At June 30, 2008, we owned all of the non-investment grade bonds, preferred equity and equity in CDO I. The senior collateral management fee and the subordinate collateral management fee is allocated to us. For the three and six months ended June 30, 2008 and 2007, we did not reimburse our Manager for any expenses to our Manager under such collateral management agreement.

In connection with the closing of CDO II, in April 2007, the Issuer, CBRE Realty Finance CDO 2007-1 Ltd., entered into a collateral management agreement with our Manager. Pursuant to this agreement, our Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. This collateral management agreement provides for a senior collateral management fee, payable monthly in accordance with the priority of payments as set forth in the indenture, equal to 1/4 of 0.15% per annum of the net outstanding portfolio balance, and an additional subordinate collateral management fee, payable monthly in accordance with the priority of payments as set forth in the indenture, equal to 1/4 of 0.20% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. The collateral manager waived its right to receive the collateral management fee in connection with CDO II. At June 30, 2008, we owned all of the non-investment grade bonds, preferred equity and equity in the CDO. The senior collateral management fee and the subordinate collateral management fee is allocated to us. For the three and six months ended June 30, 2008 and 2007, we did not reimburse our Manager for any expenses to our Manager under such collateral management agreement.

Affiliates

As of June 30, 2008, an affiliate of our Manager, CBRE Melody of Texas, LP and its principals, owned 1.1 million shares (which were purchased in our June 2005 private offering) of our common stock, 300,000 shares of restricted common stock, and had options to purchase an additional 500,000 shares of common stock.

GEMSA Servicing

GEMSA Loan Services, L.P., which we refer to as GEMSA, is utilized by us as a loan servicer. GEMSA is a joint venture between CBRE|Melody & and GE Capital Real Estate. GEMSA is a rated master and primary servicer. Our fees for GEMSA’s services are at what we believe to be market rates. For the three and six months ended June 30, 2008 and 2007, we paid or had payable an aggregate of approximately $63, $127, $61, and $114, respectively, to GEMSA in connection with its loan servicing of a part of our portfolio.

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

Torto Wheaton Research License Agreement

Torto Wheaton Research, or TWR, is a wholly-owned subsidiary of CBRE that provides research products and publications to us under a license agreement. The cost of this license agreement is at what we believe to be market rates. For the three and six months ended June 30, 2008 and 2007, we paid or had payable an aggregate of approximately $18, $55, $18, and $55, respectively, in licensing fees to TWR in connection with the license agreement.

NOTE 13—STOCKHOLDERS’ EQUITY

Capital Stock

Our authorized capital stock consists of 150,000,000 shares of capital stock, $0.01 par value per share, of which we have authorized the issuance of 100,000,000 shares of common stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. As of June 30, 2008 and December 31, 2007, 30,883,100 and 30,920,225 shares, respectively, of our common stock were issued and outstanding and no shares of our preferred stock were issued and outstanding.

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

A summary of our stock options is as follows:

	Six months ended June 30, 2008		Year ended December 31, 2007
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	979,102	$14.22	866,434	$15.00
Granted	—	—	136,000	9.22
Lapsed or cancelled	(77,734)	13.62	(23,332)	13.85

Balance at end of period	901,368	$14.34	979,102	$14.22

Exercisable	793,292	$14.94	576,906	$14.89

As of June 30, 2008, 85,683 awards were available for issuance, and 938,080 restricted shares and 976,237 options have been issued, net of forfeitures, under the 2005 Equity Incentive Plan. At June 30, 2008 and December 31, 2007, there were 266,496 and 530,063 unvested restricted shares outstanding, respectively. Stock-based compensation expense for restricted stock reflects an expected forfeiture assumption of 8.0% for the three and six months ended June 30, 2008.

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

The assumptions used in such model as of June 30, 2008 are as follows:

Input Variables	June 2005 Grant	January 2006 Grant	August 2006 Grant	September 2006 Grant	March 2007 Grant	September 2007 Grant	December 2007 Grant
Exercise Price	$15.00	$15.00	$15.00	$15.00	$13.085	$5.89	$5.34
Remaining term (in years)	1.9	2.6	3.2	3.2	3.7	4.2	4.5
Risk-free interest rate	2.6%	2.8%	2.9%	2.9%	3.0%	3.1%	3.2%
Volatility	43.5%	39.4%	36.3%	36.3%	34.4%	33.5%	33.9%
Dividend yield	11.6%	11.6%	11.6%	11.6%	11.6%	11.6%	11.6%
Estimated forfeitures	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%
Estimated fair value	$0.00	$0.00	$0.00	$0.00	$0.01	$0.10	$0.14

The assumptions used in such model as of June 30, 2007 are as follows:

Input Variables	June 2005 Grant	January 2006 Grant	August 2006 Grant	September 2006 Grant	March 2007 Grant
Exercise Price	$15.00	$15.00	$15.00	$15.00	$13.085
Remaining term (in years)	2.9	3.6	4.2	4.2	4.7
Risk-free interest rate	4.9%	4.9%	4.9%	4.9%	4.9%
Volatility	20.4%	21.2%	21.4%	21.4%	22.6%
Dividend yield	8.8%	8.8%	8.8%	8.8%	8.8%
Estimated forfeitures	5.0%	5.0%	5.0%	5.0%	5.0%
Estimated fair value	$0.32	$0.40	$0.44	$0.44	$0.79

NOTE 14—DERIVATIVES

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

We use interest rate swaps and basis swaps to hedge all or a portion of the interest rate risk associated with its borrowings. The counterparties to these contractual arrangements are Credit Suisse International, Deutsche Bank AG, New York, and Wachovia, with which we and our affiliates may also have other financial relationships. In the event of nonperformance by a counterparty, we are potentially exposed to credit loss. However, we anticipate that the counterparties will not fail to meet their obligations under the interest rate swap agreements. On the date we enter into a derivative contract, the derivative is designated as: (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized liability (“cash flow” hedge); (2) a hedge of exposure to fair value of a recognized fixed-rate asset; or (3) a contract not qualifying for hedge accounting (“free standing” derivative).

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

The following table summarizes the fair value of the derivative instruments held as of June 30, 2008:

Contract	Estimated Fair Value at June 30, 2008
Interest rate swaps	$(39,886)
Basis swaps	124

Total	$(39,762)

The following table summarizes the fair value of the derivative instruments held as of December 31, 2007:

Contract	Estimated Fair Value at December 31, 2007
Derivatives designated as cash flow hedges	$(38,385)
Free-standing hedges	(1,893)

Total	$(40,278)

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

The following table presents a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2008:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Net Income Used to Calculate Earnings Per Share:
Net income from continuing operations	$212	$(4,389)	$12,558	$(2,814)
Net income from discontinued operations	(15)	(169)	4,145	(169)

Net income	$197	$(4,558)	$16,703	$(2,983)

Basic:
Weighted-average number of shares outstanding (in thousands)	30,497	30,216	30,456	30,189
Basic earnings per share from continuing operations	$0.01	$(0.14)	$0.41	$(0.09)
Basic earnings per share from discontinued operations	—	(0.01)	0.14	(0.01)

Basic earnings per share	$0.01	$(0.15)	$0.56	$(0.10)

Diluted:
Weighted-average number of shares outstanding (in thousands)	30,497	30,216	30,456	30,189
Plus: Incremental shares from assumed conversion of dilutive instruments (in thousands)	32	—	1042	—

Adjusted weighted-average number of shares outstanding	30,529	30,216	30,560	30,189

Diluted earnings per share from continuing operations	$0.01	$(0.14)	$0.41	$(0.09)
Diluted earnings per share from discontinued operations	—	(0.01)	0.14	(0.01)

Diluted earnings per share	$0.01	$(0.15)	$0.55	$(0.10)

NOTE 16—DIVIDENDS

On June 24, 2008, we declared dividends of $0.10 per share of common stock, payable with respect to the three month period ended June 30, 2008, to stockholders of record at the close of business on June 30, 2008. We paid these dividends on July 17, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

CBRE Realty Finance, Inc. was organized in Maryland on May 10, 2005, as a commercial real estate specialty finance company focused on originating and acquiring whole loans, bridge loans, subordinate interests in whole loans, or B Notes, commercial mortgage-backed securities, or CMBS, and mezzanine loans, primarily in the United States. Unless the context requires otherwise, all references to “we,” “our,” and “us” in this quarterly report mean CBRE Realty Finance, Inc., a Maryland corporation, our wholly-owned and majority-owned subsidiaries and our ownership in joint venture assets and real estate projects. As of June 30, 2008, we also own interests in eight joint venture assets, two of which are consolidated in the condensed consolidated financial statements. We commenced operations on June 9, 2005. We are a holding company and conduct our business through wholly-owned or majority-owned subsidiaries.

We are externally managed and advised by CBRE Realty Finance Management, LLC, our Manager, an indirect subsidiary of CB Richard Ellis Group, Inc., or CBRE, and a direct subsidiary of CBRE Melody & Company, or CBRE|Melody. As of June 30, 2008, CBRE|Melody also owned an approximately 4.5% interest in the outstanding shares of our common stock. In addition, certain of our executive officers and directors owned an approximately 7.1% interest in the outstanding shares of our common stock. As discussed further in the “Management Agreement” section, the management agreement with our Manager expires on December 31, 2008. If the management agreement is not renewed, we would be required to (i) hire employees to perform functions currently performed by our Manager or (ii) hire a new external manager.

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

In addition to the broad commercial real estate experience of our management team, we also seek to leverage both the market knowledge and insight provided by CBRE’s domestic and global reach, origination capabilities, broad range of commercial real estate services, servicing platform and access to existing business relationships. On April 29, 2008, we amended our management agreement with CBRE|Melody as discussed further in the “- Related Party Transactions-Management Agreement.”

In July 2007, when concerns over the sub-prime residential markets began impacting liquidity and valuations in the commercial real estate market, we suspended new investment activity due to the uncertainty about our ability to secure short-term financing under repurchase agreements and long-term financing through the use of CDOs. As we await the credit and capital markets to improve and stabilize, our primary focus has been securing our liquidity by paying down and terminating outstanding short-term repurchase agreements and managing our existing portfolio of assets to minimize credit risks where possible.

The current credit and capital market environment remains unstable and we continue to review and analyze the impact on potential avenues of liquidity. Our management team and board of directors continue to actively work with our financial advisor, Goldman Sachs, to identify and evaluate a variety of strategic and operational initiatives to enhance and protect stockholder value. We continue to explore equity and debt capital raising options as well as other strategic alternatives. As a result of the rapidly changing and evolving markets that continue to create challenges in our industry and in the general economy, we have experienced (i) lower loan originations and margins, (ii) reduced access to, if at all, and increased cost of financing and (iii) a portfolio that has been reduced by scheduled maturities, prepayments and non-performing loans, all of which has reduced our cash available for distribution to stockholders. Our $1.5 billion investment portfolio has decreased by approximately 10% from December 31, 2007 based on these factors.

        As we continue to assess the impact of the credit markets on our long-term business strategy, we have been primarily focused on actively managing our existing investment portfolio. As of June 30, 2008, the net carrying value of our investments was approximately $1.5 billion, including origination costs and fees and net of repayments and sales of partial interests in loans and CMBS, with a weighted average spread to 30-day LIBOR of 311 basis points for our floating rate investments and a weighted average yield of 7.12% for our fixed rate investments. Our portfolio is comprised solely of commercial real estate debt and equity investments with no sub-prime exposure. We have long-term financing in place through our first CDO issuance, which provides approximately $508.5 million of financing with an average cost of 90-day LIBOR plus 50.6 basis points and our second CDO issuance which provides $846.7 million of financing with an average cost of 90-day LIBOR plus 40.6 basis points. Our CDOs contain reinvestment periods of five years during which we can use the proceeds of loan repayments to fund new investments. As of June 30, 2008, we had approximately 2.7 years and 3.7 years remaining in our reinvestment period for our first and second CDO, respectively.

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends, fund debt service and for other general corporate purposes. On June 30, 2008, we had approximately $70.5 million of cash and cash equivalents available, of which $18.6 million was unrestricted. We have long-term financing for 100% of our encumbered portfolio in place through our existing CDOs and mortgage loans. Our primary sources of funds for short-term liquidity requirements, including working capital, distributions, debt service and additional investments, if any, consist of (i) cash flow from operations; (ii) proceeds from our existing CDOs; (iii) proceeds from principal and interest payments on our investments; (iv) proceeds from potential loan and asset sales; and, to a lesser extent, (v) new financings or additional securitization or CDO offerings and (vi) proceeds from additional common or preferred equity offerings. We believe these sources of funds will be sufficient to meet our liquidity requirements for the next twelve months.

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

Our current and future borrowings may require us, among other restrictive covenants, to keep uninvested cash on hand, to maintain a certain portion of our assets free from liens and to secure such borrowings with our assets. These conditions could limit our ability to do further borrowings. If we are unable to make required payments under such borrowings, breach any representation or warranty in the loan documents or violate any covenant contained in a loan document, our lenders may accelerate the maturity of our debt or require us to pledge more collateral. If we are unable to pay off our borrowings in such a situation, (i) we may need to prematurely sell the assets securing such debt, (ii) the lenders could accelerate the debt and foreclose on our assets that are pledged as collateral to such lenders, (iii) such lenders could force us into bankruptcy, or (iv) such lenders could force us to take other actions to protect the value of their collateral. Any such event would have a material adverse effect on our liquidity, the value of our common stock and the ability to make distributions to our stockholders.

The majority of our investments are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain interest coverage and asset over collateralization covenants that must be met in order for us to receive such payments. If we fail our interest coverage or asset over collateralization covenants in either of our CDOs, all cash flows from the CDO would be diverted to repay principal and interest on the outstanding CDO bonds and we would not receive any residual payments until the CDO was back in compliance with such tests. The Company continues to be in compliance with all such covenants as of June 30, 2008. In the event of a breach of our CDO covenants that we could not cure in the near term, we would be required to fund management fees and other expenses through (i) cash on hand, (ii) income from any CDO not in default, (iii) sale of unencumbered assets or (iv) accessing debt or equity capital markets, if available. We have the ability to cure defaults, which would resume normal residual payments to us, by purchasing non-performing loans out of our CDOs. However, we may not have sufficient liquidity available to do so at such time. To the extent such noncompliance continues for an extended period of time, our ability to continue as a going concern may be jeopardized. At June 30, 2008, we had an interest coverage ratio of 2.02x and 1.53x for CDO I and CDO II, respectively, compared to minimum requirements of 1.21x and 1.09x. At June 30, 2008, we had an asset over collateralization ratio of 1.19x and 1.13x for CDO I and CDO II, respectively, compared to minimum requirements of 1.12x and 1.10x.

As of June 30, 2008, our investment portfolio of approximately $1.5 billion in assets, including origination costs and fees, and net of repayments and sales of partial interests in loans, consisted of the following:

Security Description	Carrying Value	Number of Investments	Percent of Total Investments	Weighted Average
				Coupon	Yield to Maturity	LTV
	(In thousands)
Whole loans(1)	$856,205	40	54.1%	6.00%	5.80%	69%
B Notes	218,369	11	13.8%	6.66%	6.99%	67%
Mezzanine loans	260,717	13	16.5%	8.19%	7.89%	53%
CMBS	186,834	67	11.8%	5.41%	7.14%	—
Joint venture investments(2)	60,907	8	3.8%	—	—	—

Total investments	$1,583,032	139	100.0%
Loan loss reserve	(78,800)

Total investments, net	$1,504,232

(1)	Includes originated whole loans, acquired whole loans and bridge loans.
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

In the short-term, we believe the current environment of rapidly changing and evolving markets will provide increasing challenges to our industry, our company and the general economy. While we continue to believe the commercial lending business has strong long-term fundamentals and is being adversely affected by recent volatility in the credit and capital markets, due to these uncertainties, we are experiencing the following: (i) lower or no loan originations and lower overall margins, (ii) reduced access to capital, if at all, and increased cost of financing, (iii) reduced cash available for distribution to stockholders, particularly as our portfolio is reduced by scheduled maturities, prepayments and non-performing loans and (iv) an increase in non-performing loans.

In July 2007, when concerns over the sub-prime residential markets began impacting liquidity and valuations in the commercial real estate market, we suspended new investments, due to the uncertainty about our ability to secure short-term financing under repurchase agreements and long-term financing through the issuance of collateral debt obligations.

The current credit and capital market environment is unstable and we continue to review and analyze the impact on potential avenues of liquidity. Our management team and board of directors continue to actively work with our financial advisor, Goldman Sachs, to identify and evaluate a variety of strategic and operational initiatives to enhance and protect stockholder value. We continue to explore equity and debt capital raising options as well as other strategic alternatives. The current financial turmoil has also started to impact our borrower’s ability to service their debt and refinance their loans as they mature. As we await the credit and capital markets to improve and stabilize, our primary focus has been securing our liquidity by paying down outstanding repurchase agreements and managing our existing portfolio of assets to minimize credit risks where possible.

Due to our status as a REIT, we are required to distribute at least 90% of our REIT taxable income to stockholders. As our loans are repaid and/or we sell our loans, if we do not begin lending again, we will experience declines in the size of the investment portfolio over time. A reduction in the size of our investment portfolio would also result in reduced taxable income and cash available for distribution and a lower dividend as compared to historical standards. Our dividend decreased by $0.11 per share from $0.21 per share for three months ended June 30, 2007 to $0.10 per share for the three months ended June 30, 2008.

During the six months ended June 30, 2008 and the year ended December 31, 2007, we received approximately $52.0 million and $322 million, respectively, of proceeds from a combination of (i) scheduled principal payments and maturities, (ii) loan prepayments and (iii) loan sales. This trend may continue in the remainder of 2008 and we expect to make a limited number of new investments in 2008 to fully utilize capacity on our existing CDOs. Our CDOs contain reinvestment periods of five years during which we can use the proceeds of loan repayments, if any, to fund new investments. As of June 30, 2008, we have approximately 2.7 years and 3.7 years remaining in our reinvestment period for our first and second CDOs, respectively. The volume of any new investment activity would be substantially lower than our historical production levels.

As of June 30, 2008, we had approximately $70.5 million of cash and cash equivalents available, of which $18.6 million was unrestricted. We have long-term financing for 100% of our encumbered portfolio in place through our existing CDOs and mortgage loans. In order to effectively match-fund our investment portfolio, we have been aggressively reducing amounts under our repurchase facility with Wachovia going from $217.0 million at September 30, 2007 to being fully repaid as of June 30, 2008. We expect the availability of warehouse lines, which we use to finance loan originations that will ultimately be packaged in CDO offerings, will be limited in the near-term due to reduced liquidity in the CDO market and a lesser appetite for new CDO issuances. As we await the recovery of these traditional avenues of liquidity, we are considering several alternative equity and debt capital raising options, as well as analyzing our fundamental business model.

Results of Operations

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Revenues

Investment income decreased by $4.6 million to $25.1 million for the three months ended June 30, 2008, from $29.7 million for the three months ended June 30, 2007. The primary reason for the decrease in the second quarter of 2008 compared to the second quarter of 2007 was due to a lower average investment portfolio balance and a greater number of non-performing loans in the second quarter of 2008 compared to the first quarter of 2007.

Property operating income increased by $0.1 million to $1.9 million for the three months ended June 30, 2008, from $1.8 million for the three months ended June 30, 2007, which primarily represents an increase in rental income from our two consolidated joint ventures.

Other income decreased by $2.5 million to $0.2 million for the three months ended June 30, 2008, from $2.7 million for the three months ended June 30, 2007. The reduction in other income, which represents interest earned on cash balances primarily from overnight repurchase investments, is the result of lower average cash balances and lower interest rates.

Expenses

Interest expense decreased by $1.9 million to $21.4 million for the three months ended June 30, 2008, from $23.3 million for the three months ended June 30, 2007. The primary components of interest expense included $11.1 million of interest on our CDO financings, $6.0 million attributable to hedging activities, $0.3 million of interest on borrowings on our warehouse facilities, $0.7 million of interest on our consolidated real estate joint venture mortgages, and $1.0 million of interest on our trust preferred securities. The primary reason for the decrease in 2008 is due to lower interest rates on variable debt.

Management fees decreased by $0.5 million to $1.5 million for the three months ended June 30, 2008 from $2.0 million for the three months ended June 30, 2007. The reduced fees are a result of a decline in our stockholder’s equity primarily attributable to impairments and loan loss provisions. The management fees, expense reimbursements, formation costs and the relationship between our Manager, our affiliates and us are discussed further in “—Related Party Transactions.”

Property operating expenses were unchanged at $1.0 million for the three months ended June 30, 2008 and 2007, which primarily represents rental expenses from our two consolidated joint ventures.

General and administrative expenses increased by $2.5 million to $5.5 million for the three months ended June 30, 2008, from $3.0 million for the three months ended June 30, 2007. The largest components of the increase were $1.0 million increase in consulting fees incurred in connection with us evaluating strategic alternatives and $1.2 million increase in legal fees due to costs associated with non-performing loans, proxy defense, investigation expense for derivative stockholder claims and the class action lawsuit.

Depreciation and amortization expenses were unchanged at $0.4 million for the three months ended June 30, 2008 and 2007, which primarily represents depreciation and amortization from our two consolidated joint ventures.

Loss on impairment of asset

Loss on impairment of $7.8 million for the three months ended June 30, 2007 resulted from a loan loss realized upon foreclosure of the Monterey property in Q2 2007.

Provision for loan losses

The provision for loan losses increased to $59.2 million for the three months ended June 30, 2008 from $0 for the three months ended June 30, 2007. The loan loss reserve in 2008 is due to several non-performing loans and watch list assets, where management estimated the loans may not be fully recoverable, reflecting current adverse market conditions and specific facts and circumstances for each loan.

Loss on sale of investment

Loss on sale of investments increased by $2.0 million to $2.0 million for the three months ended June 30, 2008 from $0 for the three months ended June 30, 2007. The loss in 2008 is related to the sale of a whole loan.

Gain on financial instruments

Gain on financial instruments increased by $67.0 million to $66.9 million for the three months ended June 30, 2008 from a loss of $0.1 million for the three months ended June 30, 2007. The increase is due to the adoption of SFAS 159 on January 1, 2008 which resulted in us recording certain assets and liabilities at fair value with the corresponding changes in fair value being recorded in the statement of operations.

During the three months ended June 30, 2008, the CMBS and CDO markets continued to experience volatility and lack of liquidity, however, credit spreads did not change significantly during the quarter resulting, resulting in small fluctuations in the fair value of CMBS which we hold as investments and our CDO bonds and junior subordinated debentures liabilities. The fair value of our CMBS investments increased, resulting in a gain of $16.2 million for the three months ended June 30, 2008. The fair value of our liabilities related to CDO bonds increased and junior subordinated debentures decreased, resulting in gains and losses of $16.2 million and $0.6 million, respectively, for the three months ended June 30, 2008. The fair value of liabilities associated with derivative instruments increased during the three months ended June 30, 2008 due to increases in the hedged interest rate, LIBOR, resulting in an unrealized gain of $36.8 million.

Equity in net loss of unconsolidated joint ventures

Equity in net loss of unconsolidated joint ventures increased by $2.0 million to $3.0 million for the three months ended June 30, 2008 from $1.0 million for the three months ended June 30, 2007. The increased loss is due primarily to an impairment of $1.8 million recognized on our Nordhoff joint venture investment, where it was determined that the carrying value of long-lived assets of the joint venture were no longer recoverable, necessitating a write down to fair value.

Operating results from discontinued operations

Operating results from discontinued operations consist primarily of rental income, rental expenses and interest expenses attributable to rental operations of Rodgers Forge and Monterey properties that were consolidated by us prior to the sale of each of these properties during the three months ended June 30, 2008.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenues

Investment income decreased by $2.2 million to $53.0 million for the six months ended June 30, 2008, from $55.2 million for the six months ended June 30, 2007. The primary reason for the decrease in the first half of 2008 compared to the first half of 2007 was due to a lower average investment portfolio balance and a greater number of non-performing loans in the first half of 2008 compared to the first half of 2007.

Property operating income increased by $0.3 million to $3.7 million for the six months ended June 30, 2008, from $3.4 million for the six months ended June 30, 2007, which primarily represents an increase in rental income from our two consolidated joint ventures.

Other income decreased by $2.4 million to $0.6 million for the six months ended June 30, 2008, from $3.0 million for the six months ended June 30, 2007. The reduction in other income, which represents interest earned on cash balances primarily from overnight repurchase investments, is the result of lower average cash balances and lower interest rates.

Expenses

Interest expense increased by $2.4 million to $43.2 million for the six months ended June 30, 2008, from $40.8 million for the six months ended June 30, 2007. The primary components of interest expense included $27.2 million of interest on our CDO financings, $7.7 million attributable to hedging activities, $1.1 million of interest on borrowings on our warehouse facilities, $1.5 million of interest on our consolidated real estate joint venture mortgages, and $2.0 million of interest on our trust preferred securities. The primary reason for the increase in 2008 was due to higher average outstanding debt resulting from the issuance of our second CDO in April of 2007, offset in part by lower interest rates in the first six months of 2008.

Management fees decreased by $1.0 million to $3.1 million for the six months ended June 30, 2008 from $4.1 million for the six months ended June 30, 2007. The reduced fees are a result of a decline in our stockholder’s equity primarily attributable to impairments and loan loss provisions. The management fees, expense reimbursements, formation costs and the relationship between our Manager, our affiliates and us are discussed further in “—Related Party Transactions.”

Property operating expenses increased by $0.3 million to $2.2 million for the six months ended June 30, 2008, from $1.9 million for the six months ended June 30, 2007, which primarily represents an increase in rental expenses from our two consolidated joint ventures.

General and administrative expenses increased by $4.6 million to $9.4 million for the six months ended June 30, 2008, from $4.8 million for the six months ended June 30, 2007. The largest components of the increase were $1.8 million increase in consulting fees incurred in connection with us evaluating strategic alternatives and $2.0 million increase in legal fees due to costs associated with non-performing loans, proxy defense, investigation expense for derivative stockholder claims and the class action lawsuit.

Depreciation and amortization expenses decreased by $0.3 million to $0.9 million for the six months ended June 30, 2008 from $1.2 million for the six months ended June 30, 2007, which primarily represents depreciation and amortization from our two consolidated joint ventures. The decrease is the result of certain intangible assets capitalized upon acquisition becoming fully amortized during 2007 and the first quarter of 2008.

Loss on impairment of asset

Loss on impairment of $7.8 million for the six months ended June 30, 2007 resulted from a loan loss realized upon foreclosure of the Monterey property in Q2 2007.

Provision for loan losses

The provision for loan losses increased to $59.2 million for the six months ended June 30, 2008 from $0 for the six months ended June 30, 2007. The loan loss reserve in 2008 is due to several non-performing loans and watch list assets, where management estimated the loans may not be fully recoverable, reflecting current adverse market conditions and specific facts and circumstances for each loan.

Loss on sale of investments

Loss on sale of investments increased by $1.7 million to $2.0 million for the six months ended June 30, 2008 from $0.3 million for the six months ended June 30, 2007. The loss in 2008 is related to the sale of a whole loan. The loss in 2007 is related to the sale of a CMBS investment.

Gain on financial instruments

Gain on financial instruments increased by $80.3 million to $80.1 million for the six months ended June 30, 2008 from a loss of $0.2 million for the six months ended June 30, 2007. The increase is due to the adoption of SFAS 159 on January 1, 2008 which resulted in us recording certain assets and liabilities at fair value with the corresponding changes in fair value being recorded in the statement of operations.

During the six months ended June 30, 2008, the CMBS and CDO markets continued to experience widening of credit spreads, resulting in a decrease in the fair value of CMBS which we hold as investments, resulting in a loss of $50.0 million on CMBS for the six months ended June 30, 2008. The change in credit spreads and, to a lesser extent, instrument specific credit issues related to non-performing loans and watch list assets also reduced the fair value of our liabilities related to CDO bonds and junior subordinated debentures, resulting in gains of $128.3 million and $4.4 million, respectively, for the six months ended June 30, 2008. The fair value of liabilities associated with derivative instruments increased slightly during the six months ended June 30, 2008 due to changes in the hedged interest rate, LIBOR, resulting in an unrealized gain of $0.5 million.

Equity in net loss of unconsolidated joint ventures

Equity in net loss of unconsolidated joint ventures increased by $1.4 million to $4.9 million for the six months ended June 30, 2008 from $3.5 million for the six months ended June 30, 2007. The increased loss is due primarily to a $1.8 million impairment recognized on our Nordhoff joint venture investment, where it was determined that the carrying value of long-lived assets of the joint venture were no longer recoverable, necessitating a write down to fair value. The increase in equity in net loss was offset by improved operating results primarily due to seasoning of our joint venture asset portfolio, as redevelopment and stabilization efforts are being reflected through improved operating results.

Gain on disposition of assets held for sale

During the six months ended June 30, 2008, we sold our interest in Rodgers Forge and Monterey and recognized gains of $3.6 million and $3.2 million, respectively, related to the sale of these properties.

Operating results from discontinued operations

Operating results from discontinued operations consist primarily of rental income, rental expenses and interest expenses attributable to rental operations of Rodgers Forge and Monterey properties that were consolidated by us prior to the sale of each of these properties during the six months ended June 30, 2008.

Risk Management

As of June 30, 2008, we had the following watch list and non-performing loans (in thousands):

Investment Type	Classification		Carrying Value		% of Total Assets
Whole Loan	Watch		$10,500		0.6%
Whole Loan	Watch		11,000		0.6%
Bridge Loan	Watch	(2)	2,106		0.1%
Mezzanine Loan	Watch		25,000	(1)	1.5%
B-Note	Non-Performing	(3)	42,830	(1)	2.6%
Whole loan	Non-Performing		12,039	(1)	0.8%
Mezzanine Loan	Non-Performing	(3)	40,000	(1)	2.4%
Bridge Loan	Non-Performing	(2)	7,500		0.5%

Total			$150,975		9.1%

(1)	At June 30, 2008, we had a $78,800 loan loss reserve against these assets.
(2)	Investments are with the same sponsor
(3)	Investments are with the same sponsor

Watch List Assets

We conduct a quarterly comprehensive credit review, resulting in an individual risk classification being assigned to each asset.

The first watch list asset is a $10.5 million whole loan secured by a mixed use industrial and commercial facility located in Windsor, Connecticut. As of June 30, 2008, the borrower closed operations of the primary business occupying the facility and has since engaged a broker to sell the building. In June 2008, we received payment of $2.0 million from the borrower, which included a $1.5 million reduction of principal to $10.5 million and $0.5 million to replenish interest reserves, in exchange for the removal of a personal guaranty. Management concluded that no loan loss reserve was necessary at this time based on the estimated fair market value of the underlying collateral from a recent third party appraisal. If the borrower is not successful in locating a buyer for the building at an adequate price, or at all, such an adverse event could have an adverse impact on our ability to recover our loan balance.

The second watch list asset is a $11.0 million whole loan. The loan is secured by a mixed use office and industrial facility located in Phoenix, Arizona. The facility has been vacant for an extended period of time and interest reserves have been depleted as of April 2008. The borrower is in the process of marketing the building for sale. Management concluded that no loan loss reserve was necessary at this time based on the estimated underlying collateral value of the property. If the borrower is not successful in locating a buyer for the building at an adequate price, or at all, such an outcome could have an adverse impact on our ability to recover the full value of our loan.

The third watch list asset is a $2.1 million bridge loan secured by development rights to build a mixed use office, retail and hotel facility in the Miami, Florida area. The loan matured in June 2008 and, subsequent to June 30, 2008, has been extended until November 2008. The borrower is in the process of finalizing committed construction financing for the development. Management concluded that no loan loss reserve was necessary at this time based on our expectation that the borrower will obtain necessary financing that will generate proceeds to the borrower sufficient to pay our loan. If the borrower is not successful in finalizing construction financing, such an event could have an adverse impact on our ability to recover our loan. In addition to development rights, we also have a personal financial guaranty from the borrower.

The fourth watch list asset is a $25.0 million mezzanine loan for an apartment complex in New York City. While the loan is not in default as of June 30, 2008, the borrower notified us in July that they will cease servicing the debt and they have requested significant modifications to the outstanding loans in order to continue their involvement with the property. Management is currently in the process of negotiating with the borrower, however, the ultimate outcome remains uncertain. Given the continued adverse market conditions that have negatively impacted valuations and the ability to refinance and based on our assessment of the current fair value of the underlying collateral, we believe would be unlikely to recoup any of our loan in the event or sale or foreclosure. Therefore, as of June 30, 2008, we have applied a loan loss reserve against the entire loan balance.

Non-Performing Loans

Non-performing loans include all loans on non-accrual status. We transfer loans to non-accrual status at such time as: (1) management determines the borrower is incapable of curing, or has ceased efforts towards curing the cause of a default; (2) the loan becomes 90 days delinquent; or (3) the loan has a maturity default. Interest income is recognized only upon actual cash receipt for loans on non-accrual status.

        The $42.8 million B-Note investment classified as non-performing had a maturity default on December 1, 2007 and is secured by a class A parcel of land in New York City that is intended to be developed into a mixed use retail and residential site. The B-Note was originally due on October 1, 2007 and was extended for 60 days with the sponsor funding an additional $150.0 million of cash equity. Interest on the loan has been paid through December 31, 2007 at the contractual rate. We are actively negotiating with the sponsor, who is evaluating possible alternatives, and the lending group to resolve the maturity default. The value of the loan is dependent on several factors that are outside of our control, such as the ultimate use of the project, the timing of completion and negotiations with potential tenants, and adverse events not currently anticipated could have a material impact on the value of the underlying collateral and ultimate realization of the loan balance. Given the current state of the credit and capital markets and uncertainty in the commercial real estate markets, the estimated collateral value is a significant estimate. The value of the collateral could be less than our current estimate of fair value, due to lack of liquidity in credit markets, declines in the value of commercial real estate, insufficient time to market or develop the property or other factors, which could result in a partial or full loss in the value of our position. As of June 30, 2008 we have applied a loan loss reserve against the balance of this loan to reduce the net carrying value to the estimated net realizable value.

The $12.0 million whole loan is secured by a class B office property located in a suburb of Chicago, Illinois. As of June 30, 2008, we have commenced foreclosure proceedings and expect to obtain possession of the property. Management obtained an independent, third party appraisal of the collateral value of this property which indicated that the fair value of the collateral, net of expected selling costs, was less than our historical carrying value and, as a result, we have a loan loss reserve against the balance of this loan to reduce the net carrying value to the estimated net realizable value.

The $40.0 million mezzanine loan had a maturity default on February 9, 2008 and is collateralized by four class A office properties located in New York City. The sponsor of this investment is also the sponsor of the $42.8 million B-Note investment discussed above. In April 2008, the borrower and lending group for the properties reached a consensual sale agreement that will allow the properties to be sold in an orderly fashion. Given the current state of the credit and capital markets and uncertainty in the real estate market, the estimated collateral value of the four underlying assets is a significant estimate. The value of the loan, if any, is contingent on events that are outside of our control and adverse events not currently anticipated could have a material impact on the value of the underlying collateral and ultimate realization of the loan balance. Based on the estimated fair market value of the collateral derived primarily from recent sales comparables that reflect current market conditions, we have recorded a loan loss reserve against the balance of this loan to reduce the net carrying value to $0.

The $7.5 million bridge loan is secured by development rights to build an office building in the Washington, DC area. The loan matures in September 2008, interest reserves were depleted in April 2008 and interest payments for May and June 2008 have not been received. The borrower is in the process of completing predevelopment activities and obtaining necessary regulatory approvals to start construction. The borrower is also in the process of obtaining letters of intent from prospective tenants and obtaining construction financing for the project, the proceeds of which would be used to repay our bridge loan. Subsequent to June 30, 2008, management agreed to extend the loan until April 2009, with interest deferred. Management concluded that no loan loss reserve was necessary at this time based on our expectation that the borrower will obtain (i) necessary approvals to commence construction, (ii) lease commitments from potential tenants and (iii) refinancing of the bridge loan into a construction loan. If the borrower is not successful in obtaining final approvals to commence construction, obtaining letters of intent from prospective tenants or obtaining construction financing, such adverse events could have an adverse impact on our ability to recover our loan. In addition to development rights, we also have a personal financial guaranty from the borrower.

Loan Loss Reserve

As of June 30, 2008 and December 31, 2007, we had a loan loss reserve for non-performing loans and watch list assets of $78.8 million and $19.7 million, respectively. We estimated the loan loss reserve based on consideration of current economic conditions and trends, the intent and wherewithal of the sponsors, the quality and estimated value of the underlying collateral and other factors.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends, fund debt service and for other general corporate purposes. On June 30, 2008, we had approximately $70.5 million of cash and cash equivalents available, of which $18.6 million was unrestricted. We have long-term financing for 100% of our encumbered portfolio in place through our existing CDOs and mortgage loans. Our primary sources of funds for short-term liquidity requirements, including working capital, distributions, debt service and additional investments, if any, consist of (i) cash flow from operations; (ii) proceeds from our existing CDOs; (iii) proceeds from principal and interest payments on our investments; (iv) proceeds from potential loan and asset sales; and, to a lesser extent, (v) new financings or additional securitization or CDO offerings and (vi) proceeds from additional common or preferred equity offerings. We believe these sources of funds will be sufficient to meet our liquidity requirements for the next twelve months.

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

Our current and future borrowings may require us, among other restrictive covenants, to keep uninvested cash on hand, to maintain a certain portion of our assets free from liens and to secure such borrowings with our assets. These conditions could limit our ability to do further borrowings. If we are unable to make required payments under such borrowings, breach any representation or warranty in the loan documents or violate any covenant contained in a loan document, our lenders may accelerate the maturity of our debt or require us to pledge more collateral. If we are unable to pay off our borrowings in such a situation, (i) we may need to prematurely sell the assets securing such debt, (ii) the lenders could accelerate the debt and foreclose on our assets that are pledged as collateral to such lenders, (iii) such lenders could force us into bankruptcy, or (iv) such lenders could force us to take other actions to protect the value of their collateral. Any such event would have a material adverse effect on our liquidity, the value of our common stock and the ability to make distributions to our stockholders.

        The majority of our investments are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain interest coverage and asset over collateralization covenants that must be met in order for us to receive such payments. If we fail our interest coverage or asset over collateralization covenants in either of our CDOs, all cash flows from the CDO would be diverted to repay principal and interest on the outstanding CDO bonds and we would not receive any residual payments until the CDO was back in compliance with such tests. The Company continues to be in compliance with all such covenants as of June 30, 2008. In the event of a breach of our CDO covenants that we could not cure in the near term, we would be required to fund management fees and other expenses through (i) cash on hand, (ii) income from any CDO not in default, (iii) sale of unencumbered assets or (iv) accessing debt or equity capital markets, if available. We have the ability to cure defaults, which would resume normal residual payments to us, by purchasing non-performing loans out of our CDOs. However, we may not have sufficient liquidity available to do so at such time. To the extent such noncompliance continues for an extended period of time, our ability to continue as a going concern may be jeopardized. At June 30, 2008, we had an interest coverage ratio of 2.02x and 1.53x for CDO I and CDO II, respectively, compared to minimum requirements of 1.21x and 1.09x. At June 30, 2008, we had an asset over collateralization ratio of 1.19x and 1.13x for CDO I and CDO II, respectively, compared to minimum requirements of 1.12x and 1.10x.

Due to our status as a REIT, we are required to distribute at least 90% of our REIT taxable income to stockholders. As our loans are repaid and/or we sell our loans, if we do not begin lending again, we will experience declines in the size of the investment portfolio over time. A reduction in the size of our investment portfolio would also result in reduced taxable income and cash available for distribution and a lower dividend as compared to historical standards. Our dividend decreased by $0.11 per share from $0.21 per share for three months ended June 30, 2007 to $0.10 per share for the three months ended June 30, 2008.

During the six months ended June 30, 2008 and the year ended December 31, 2007, we received approximately $52.0 million and $322 million, respectively, of proceeds from a combination of (i) scheduled principal payments and maturities, (ii) loan prepayments and (iii) loan sales. This trend may continue in the remainder of 2008 and we expect to make a limited number of new investments in 2008 to fully utilize capacity on our existing CDOs. Our CDOs contain reinvestment periods of five years during which we can use the proceeds of loan repayments, if any, to fund new investments. As of June 30, 2008, we have approximately 2.7 years and 3.7 years remaining in our reinvestment period for our first and second CDOs, respectively. The volume of any new investment activity would be substantially lower than our historical production levels.

As of June 30, 2008, we had approximately $70.5 million of cash and cash equivalents available, of which $18.6 million was unrestricted. We have long-term financing for 100% of our encumbered portfolio in place through our existing CDOs and mortgage loans. In order to effectively match-fund our investment portfolio, we have been aggressively reducing amounts under our repurchase facility with Wachovia going from $217.0 million at September 30, 2007 to being fully repaid as of June 30, 2008. We expect the availability of warehouse lines, which we use to finance loan originations that will ultimately be packaged in CDO offerings, will be limited in the near-term due to reduced liquidity in the CDO market and a lesser appetite for new CDO issuances. As we await the recovery of these traditional avenues of liquidity, we are considering several alternative equity and debt capital raising options, as well as analyzing our fundamental business model.

Capitalization

Our authorized capital stock consists of 150,000,000 shares of capital stock, $0.01 par value per share, of which we have authorized the issuance of up to 100,000,000 shares of common stock, par value $0.01 per shares, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2008 and December 31, 2007, 30,883,100 and 30,920,225 shares, respectively, of our common stock were issued and outstanding and no shares of our preferred stock were issued and outstanding.

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

Warehouse Lines

We have historically financed our portfolio of securities and loans through the use of repurchase agreements. Currently, we have no warehouse facilities in place that will allow future borrowings. In August 2006, we entered into a master repurchase agreement with Wachovia. In June 2008, we repaid our remaining obligations and terminated the facility.

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

On March 28, 2006, we closed on our first CDO issuance (“CDO I”) and retained the entire BB rated J Class with a face amount of $24.0 million for $19.2 million, retained the entire B-rated K Class with a face amount of $20.3 million for $14.2 million and also retained the non-rated common and preferred shares of CDO I, which issued the CDO bonds with a face amount of $47.3 million for $51.7 million. We issued and sold CDO bonds with a face amount of $508.5 million in a private placement to third parties. The proceeds of the CDO issuance were used to repay substantially all of the outstanding principal balance of our then existing two warehouse facilities with an affiliate of Deutsche Bank Securities Inc. of $343.6 million and all of the outstanding principal balance of our then existing warehouse facilities with Bank of America Securities, LLC of $16.3 million at closing. The CDO bonds are collateralized by real estate debt investments, consisting of B Notes, mezzanine loans, whole loans and CMBS investments, which are recorded in our unaudited consolidated balance sheet at June 30, 2008. Our Manager acts as the collateral manager for our CDO subsidiary but does not receive any fees in connection therewith. CDO I is not a qualified special purpose entity (“QSPE”) as defined under FASB Statement No. 140, (“SFAS 140”) “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” due to certain permitted activities of CDO I that are not consistent with activities of a QSPE permitted under SFAS 140, such as having the ability to sell impaired securities and acquire replacement securities with the proceeds at the discretion of the collateral administrator. CDO I is consolidated in our financial statements and we have accounted for the CDO I transaction as a financing. The collateral assets that we transferred to CDO I are reflected in our balance sheet. The bonds issued to third parties are reflected as debt on our balance sheet. As of June 30, 2008, CDO bonds of $508.5 million were outstanding, with a weighted average interest rate of 2.99%.

        In March 2007, Wachovia, acted as the exclusive structurer and placement agent with respect to our second CDO transaction (“CDO II”) totaling $1.0 billion, which priced on March 2, 2007, and closed on April 2, 2007. We sold $880.0 million of bonds with an average cost of 90-day LIBOR plus 40.6 basis points and retained 100% of the equity interests in our CDO subsidiary that issued the CDO notes consisting of preferred and common shares as well as 100% of the non-rated debt tranches. The notes issued by our CDO subsidiary are secured initially by a portfolio of whole loans, B Notes, mezzanine loans and CMBS. Our Manager acts as the collateral manager for our CDO subsidiary but does not receive any fees in connection therewith. We acted as the advancing agent in connection with the issuance of the CDO notes. CDO II is not a QSPE as defined under SFAS 140 due to certain permitted activities of CDO II that are not consistent with activities of a QSPE permitted under SFAS 140, such as having the ability to sell impaired securities and acquire replacement securities with the proceeds at the discretion of the collateral administrator. CDO II is consolidated in our financial statements and we account for the CDO II transaction as a financing. The collateral assets that we transferred to CDO II are reflected in our balance sheet. The bonds issued to third parties are reflected as debt on our balance sheet. As of June 30, 2008, CDO bonds of $846.7 million were outstanding, with a weighted average interest rate of 3.43%. As of June 30, 2008, we had a $75.0 million revolver available with $41.7 million of borrowings outstanding and $33.3 million of remaining capacity. The revolver is available to fund short-term liquidity requirements of the CDO.

Mortgage Indebtedness

On December 14, 2005, our consolidated joint venture, Springhouse Apartments, LLC, obtained a $26.2 million loan in connection with the acquisition of real estate located in Prince George’s County, Maryland. The loan is collateralized by the aforementioned property, is guaranteed by Bozzuto and Associates Inc., our joint venture partner, matures on December 14, 2008, and bears interest at 30-day LIBOR plus 1.75%. As of June 30, 2008, the outstanding balance was $25.8 million with an interest rate of 4.21%. Given that the maturity of the mortgage is within 12 months, we are currently evaluating refinancing options. If we are unable to achieve refinancing on favorable terms, we may be forced to sell the property prematurely and such a sale at a time of unfavorable market conditions could result in a loss.

On March 28, 2006, our consolidated joint venture, Loch Raven Village Apartments-II, LLC, obtained a $29.2 million loan in connection with the acquisition of real estate located in Baltimore, Maryland. The loan is collateralized by the aforementioned property, is guaranteed by Bozzuto and Associates Inc., our joint venture partner, matures on April 1, 2009, and bears interest at a fixed rate of 5.96%. As of June 30, 2008, the outstanding balance was $29.2 million. Given that the maturity of the mortgage is within 12 months, we are currently evaluating refinancing options. If we are unable to achieve refinancing on favorable terms, we may be forced to sell the property prematurely and such a sale at a time of unfavorable market conditions could result in a loss.

In January of 2008, we sold the Rodgers Forge property and paid off the $36.3 million mortgage loan in full. In March of 2008, we sold the Monterey property and the buyer assumed the $103.9 million mortgage loan in full.

Junior Subordinated Debentures

In July 2006, we completed the issuance of $50.0 million in unsecured trust preferred securities through a newly formed Delaware statutory trust, CBRE Realty Finance Trust I, (“CRFT I”), which is one of our wholly-owned subsidiaries. The securities bear interest at a fixed rate of 8.10% for the first ten years ending July 2016. Thereafter the rate will float based on the 90-day LIBOR plus 249 basis points. The base management fee that we pay to our Manager pursuant to the management agreement is based on gross stockholders’ equity which our board of directors had previously determined to include the trust preferred securities. As a result of a resolution of our board of directors, beginning September 28, 2006, we no longer pay such a fee on trust preferred securities to our Manager.

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

Contractual Obligations

The table below summarizes our contractual obligations as of June 30, 2008. The table excludes contractual commitments related to our derivatives, which we discuss in “Qualitative and Quantitative Disclosures about Market Risk,” and the incentive fee payable under the management agreement that we have with our Manager, which we discuss in “—Related Party Transactions” because those contracts do not have fixed and determinable payments.

	Contractual commitments (in thousands) Payments due by period
	Total	Less than 1 year	1 -3 years	3 - 5 years	More than 5 years
CDO I bonds payable	$508,500	$—	$—	$—	$508,500
CDO II bonds payable	846,700	—	—	—	846,700
Mortgage payable(1)	54,964	54,964	—	—	—
Trust preferred securities	50,000	—	—	—	50,000
Base management fees(2)	4,979	4,979	—	—

Total	$1,465,143	$59,943	$—	$—	$1,405,200

(1)	Non-recourse to us.
(2)	Calculated only for the next 12 months based on our current gross stockholders’ equity, as defined in our management agreement.

Off-Balance Sheet Arrangements

As of June 30, 2008, we had approximately $48.8 million of equity interests in six joint ventures.

Dividends

To qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our net taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and scheduled debt service on our CDO bonds and junior subordinated debentures.

Related Party Transactions

Management Agreement

        Upon completion of our June 2005 private offering, we entered into a management agreement with our Manager, which was subsequently amended and restated on April 29, 2008, pursuant to which our Manager provides for the day-to-day management of our operations and receives substantial fees in connection therewith. The management agreement requires our Manager to manage our business affairs in conformity with the policies and the investment guidelines that are approved and monitored by our board of directors. Ray Wirta, our chairman, is the vice chairman of CBRE, Kenneth J. Witkin, our chief executive officer and president and one of our directors, is the executive managing director of our Manager and Michael J. Melody, one of our directors, is the vice chairman in CBRE/Melody. Mr. Wirta does not hold an economic interest in our Manager and Messrs. Witkin and Melody and our other executive officers indirectly hold an economic interest in our Manager. Our chairman, chief executive officer, president, chief financial officer and executive vice presidents also serve as officers and/or directors of our Manager. As a result, the management agreement between us and our Manager was negotiated between related parties, and the terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Our executive officers and directors own approximately 19.7% of our Manager.

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

We pay our Manager an annual management fee monthly in arrears equal to 1/12th of the sum of (i) 2.0% of our gross stockholders’ equity (as defined in the management agreement), or equity, of the first $400 million of our equity, (ii) 1.75% of our gross stockholders’ equity in an amount in excess of $400 million and up to $800 million and (iii) 1.5% of our gross stockholders’ equity in excess of $800 million. Additionally, from July 26, 2006 to September 27, 2006, we considered the outstanding trust preferred securities as part of gross stockholders’ equity in calculating the base management fee. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. For the three and six months ended June 30, 2008 and 2007, respectively, we paid $1.7 million, $3.2 million, $2.0 million, and $4.1 million to our Manager for the base management fee under this agreement. As of June 30, 2008 and December 31, 2007, respectively, $0.4 million and $0.5 million of management fees were accrued.

In addition to the base management fee, our Manager may receive quarterly incentive compensation. The purpose of the incentive compensation is to provide an additional incentive for our Manager to achieve targeted levels of Funds From Operations (as defined in the management agreement) (after the base management fee and before incentive compensation) and to increase our stockholder value. Our Manager may receive quarterly incentive compensation in an amount equal to the product of: (i) twenty-five percent (25%) of the dollar amount by which (A) our Funds From Operations (after the base management fee and before the incentive fee) per share of our common stock for such quarter (based on the weighted average number of shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of our common stock in our June 2005 private offering and the prices per share of our common stock in any subsequent offerings (including our IPO), multiplied by (2) the greater of (a) 2.25% or (b) 0.75% plus one-fourth of the Ten Year Treasury Rate (as defined in the management agreement) for such quarter, multiplied by (ii) the weighted average number of shares of our common stock outstanding during the such quarter. We will record any incentive fees as a management fee expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the management agreement. For the three and six months ended June 30, 2008 and 2007, respectively, no amounts were paid or were payable to our Manager for the incentive management fee under this agreement.

The management agreement also provides that we will reimburse our Manager for various expenses incurred by our Manager or its affiliates for documented expenses of our Manager or its affiliates incurred on our behalf, including but not limited to costs associated with formation and capital raising activities and general and administrative expenses. Without regard to the amount of compensation received under the management agreement, our Manager is responsible for the salaries and bonuses of its officers and employees. As of June 30, 2008 and December 31, 2007, $0.1 million of expense reimbursements were accrued and are included in other liabilities.

Pursuant to the management agreement, after April 30, 2008, CBRE and CBRE Melody & Company may compete with us with respect to the acquisition and finance of real estate-related loans, structured finance debt investments and CMBS. In addition, we are responsible for severance of all employees of our Manager, including certain of our executive officers, an obligation that we estimate will not exceed $3.3 million.

Collateral Management Agreements

In connection with the closing of CDO I, in March 2006, the Issuer, CBRE Realty Finance CDO 2006-1 Ltd., entered into a collateral management agreement with our Manager. Pursuant to this agreement, our Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. This collateral management agreement provides for a senior collateral management fee, payable monthly in accordance with the priority of payments as set forth in the indenture, equal to 1 / 12 of 0.10% per annum of the net outstanding portfolio balance, and an additional subordinate collateral management fee, payable monthly in accordance with the priority of payments as set forth in the indenture, equal to 1 / 12 of 0.15% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. Effective March 28, 2006, until further notice, the collateral manager waived its right to receive the collateral management fee. At June 30, 2008, we owned all of the non-investment grade bonds, preferred equity and equity in CDO I. The senior collateral management fee and the balance of the subordinate collateral management fee is allocated to us. For the three and six months ended June 30, 2008 and 2007, we did not reimburse our Manager for any expenses to our Manager under such collateral management agreement.

        In connection with the closing of CDO II, in April 2007, the Issuer, CBRE Realty Finance CDO 2007-1 Ltd., entered into a collateral management agreement with our Manager. Pursuant to this agreement, our Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. This collateral management agreement provides for a senior collateral management fee, payable monthly in accordance with the priority of payments as set forth in the indenture, equal to 1 / 4 of 0.15% per annum of the net outstanding portfolio balance, and an additional subordinate collateral management fee, payable monthly in accordance with the priority of payments as set forth in the indenture, equal to 1 / 4 of 0.20% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. The collateral manager waived its right to receive the collateral management fee in connection with CDO II. At June 30, 2008, we owned all of the non-investment grade bonds, preferred equity and equity in the CDO. The senior collateral management fee and the balance of the subordinate collateral management fee is allocated to us. For the three and six months ended June 30, 2008 and 2007, we did not reimburse our Manager for any expenses to our Manager under such collateral management agreement.

GEMSA Servicing

GEMSA Loan Services, L.P., which we refer to as GEMSA, is utilized by us as a loan servicer. GEMSA is a joint venture between CBRE|Melody and GE Capital Real Estate. GEMSA is a rated master and primary servicer. Our fees for GEMSA’s services are at what we believe to be market rates. For the three and six months ended June 30, 2008 and 2007, we paid or had payable an aggregate of approximately $0.1 million, $0.1 million, $0.1 million, and $0.1 million, respectively, to GEMSA in connection with its loan servicing of a part of our portfolio.

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

Torto Wheaton Research License Agreement

Torto Wheaton Research, or TWR, is a wholly-owned subsidiary of CBRE that provides research products and publications to us under a license agreement. The cost of this license agreement is at what we believe to be market rates. For the three and six months ended June 30, 2008 and 2007, we paid or had payable an aggregate of approximately $0, $0.1 million, $0, and $0.1 million, respectively, in licensing fees to TWR in connection with the license agreement.

Affiliates

As of June 30, 2008, an affiliate of our Manager, CBRE Melody of Texas, LP and its principals, owned 1.1 million shares of our common stock (which were purchased in our June 2005 private offering), 300,000 shares of restricted common stock, and had options to purchase an additional 500,000 shares of common stock.

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

FFO for the three and six months ended June 30, 2008 and 2007 is as follows (dollars in thousands):

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
Funds from operations:
Net income (loss)	$197	$(4,558)	$16,703	$(2,983)
Adjustments:
Gain from sale of property – discontinued operations	—	—	(6,780)	—
Real estate depreciation and amortization – consolidated partnerships	347	361	674	1,188
Real estate depreciation and amortization – unconsolidated joint ventures	1,259	2,357	3,415	5,525
Real estate depreciation and amortization – discontinued operations		85		85

Funds from operations	$1,803	$(1,755)	$14,012	$3,815

Cash flows (used in) provided by operating activities	$(1,444)	$(6,484)	$3,791	$17,377
Cash flows provided by (used in) investment activities	$34,573	$(487,839)	$127,335	$(695,790)
Cash flows (used in) provided by financing activities	$(32,505)	$468,914	$(138,463)	$681,724

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

Our management evaluates our assets on a regular basis to determine if they continue to satisfy our investment criteria. Subject to certain restrictions applicable to REITs and to maintain our exclusion from regulation as an investment company, we sell our investments opportunistically and use the proceeds of any such sales for debt reduction, additional acquisitions or working capital purposes.

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

        Our maximum exposure to loss as a result of its investments in these VIEs was approximately $229.7 million as of June 30, 2008.

The financing structures, including loans and other lending investments, that we offer to our borrowers on certain of its loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46R. Management has evaluated these entities and has concluded that none of them are VIEs that are subject to consolidation under FIN 46R.

We have identified one mezzanine loan as a variable interest in a VIE and have determined that we are not the primary beneficiary of this VIE and as such the VIE should not be consolidated in our consolidated financial statements. Our maximum exposure to loss would not exceed the carrying amount of this investment of $42.8 million. Our maximum exposure to loss, including the amortized cost of CMBS, as a result of our investments in these VIEs was $229.7 million as of June 30, 2008.

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

Fair Value Measurements under SFAS 157 and SFAS 159

We apply the provisions of SFAS No. 157, which establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 is applicable to our CMBS, derivatives, collateralized debt obligations, junior subordinated notes and collateral dependent loans. We also apply the provisions of SFAS No. 159, which allows us to measure certain financial assets and financial liabilities at fair value. We have elected SFAS 159 for all CDO bonds below AAA rating at the date of issuance, all junior subordinated debentures and all CMBS investments rated below AAA at the date of acquisition. Our intent is to hold CMBS, derivatives, CDO bonds and junior subordinated notes to maturity, therefore we believe the unrealized gains and losses are generally not reflective of the economic consideration we expect to be realized from holding them to maturity but rather are a product of short-term fluctuations in fair value due to changes in credit spreads and other market conditions. Our CDO bonds have been recently reaffirmed by the major rating agencies and we are in compliance with all interest coverage and over collateralization tests at June 30, 2008, therefore we believe our underlying investment portfolio will generate sufficient cash flows to repay our CDO bonds and junior subordinated securities in full, and as a result, we would not expect to ultimately realize the current unrealized gains on these securities. Our CMBS portfolio has experienced below market credit defaults, minimal downgrades and no adverse changes in cash flows, therefore we expect the majority of these unrealized losses will not be realized as we have the ability and intent to hold these investments to maturity. For derivative instruments, we plan to hold these instruments until maturity at which their fair value will be zero, preventing current unrealized losses from being realized. Our expectation of the ultimate realization of unrealized gains and losses is based on our current estimates and outlook. A prolonged continuation of current market conditions, further deterioration of real estate market or other market factors outside of our control could have a significant impact on whether we will ultimately realize unrealized gains or losses on financial instruments.

At June 30, 2008, 14% of our assets and 25% of our liabilities were measured at fair value using unobservable inputs.

Valuation and Accounting for CMBS

CMBS are classified as trading securities and are carried on our balance sheet at fair value. Estimated fair values for CMBS are based on quoted market prices from third parties that actively participate in the CMBS market. These quotations are subject to significant variability based on market conditions, such as interest rates and credit spreads. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in the recorded amount of our investment. As fair value estimates may vary to some degree, we must make certain judgments and assumptions about the appropriate price used to calculate the fair values for financial reporting purposes. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations. If our estimate of fair value at June 30, 2008 changed by 5%, our net income for the three and six months ended June 30, 2008 would change by approximately $9.3 million.

Derivative Instruments

We recognize all derivatives on the balance sheet at fair value. On January 1, 2008, we adopted SFAS 159 for several financial instruments, including certain CDO bonds, which are the instruments for which we seek to minimize interest rate risk through hedging activities. Because certain CDO bonds are recorded at fair value, all interest rate swaps outstanding at January 1, 2008 no longer qualify for hedge accounting and subsequent changes in fair value are recorded as a component of income from continuing operations.

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

Valuation of CDO bonds

We record a portion of CDO bonds at fair value in accordance with SFAS 159. Estimated fair values for CDO bonds are based on independent appraisals. Currently, there is not an active market for our CDO bonds or our junior subordinated debentures and the independent appraiser estimates fair value using a valuation model that considers, among other things, (i) anticipated cash flows (ii) current market credit spreads, such as CMBX, (iii) known and anticipated credit issues of underlying collateral (iv) term and reinvestment period and (v) market transactions of similar securities. When available, management will compare fair values estimated by the independent appraiser to third party quotes and transactions of identical or similar securities, however, such information is not available on a consistent basis. Estimates of fair value are subject to significant variability based on market conditions, such as interest rates and credit spreads. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in the recorded amount of our fair value. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations. If our estimate of fair value at June 30, 2008 changed by 5%, our net income for the three and six months ended June 30, 2008 would change by approximately $12.5 million.

Valuation of Junior Subordinated Notes

We record junior subordinated notes at fair value in accordance with SFAS 159. Estimated fair values for junior subordinated debentures are based on independent appraisals. Currently, there is not an active market for our CDO bonds or our junior subordinated debentures and the independent appraiser estimates fair value using a valuation model that considers, among other things, (i) anticipated cash flows (ii) current market credit spreads, such as CMBX, (iii) known and anticipated credit issues of underlying collateral (iv) term and reinvestment period and (v) market transactions of similar securities. When available, management will compare fair values estimated by the independent appraiser to third party quotes and transactions of identical or similar securities, however, such information is not available on a consistent basis. Estimates of fair value are subject to significant variability based on market conditions, such as interest rates and credit spreads. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in the recorded amount of our fair value. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations. If our estimate of fair value at June 30, 2008 changed by 5%, our net income for the three and six months ended June 30, 2008 would change by approximately $1.1 million.

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

        If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses. As of June 30, 2008, we have a loan loss reserve of $78.8 million. If our estimate of the fair value of collateral for collateral dependent loans increased or decreased by 5%, respectively, our net income for the three and six months ended June 30, 2008 would have increased by $11.8 million or decreased by $25.0 million, respectively.

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the three months ended June 30, 2008 and 2007 would have increased our net interest expense by approximately $1.0 million and increased our investment income by approximately $1.7 million and $1.4 million, respectively. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the six months ended June 30, 2008 and 2007 would have increased our net interest expense by approximately $2.5 million and $2.0 million, respectively, and increased our investment income by approximately $3.4 million and $2.4 million, respectively.

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

As of June 30, 2008, we have 23 interest rate swap agreements and three basis swap agreements outstanding with an aggregate current notional value of $975.3 million and $111.5 million, respectively, to hedge our exposure on forecasted outstanding LIBOR-based debt. The market value of these interest rate swaps and basis swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there were a 100 basis point decrease in forward interest rates at June 30, 2008, the fair value of these interest rate swaps and basis swaps and our net income for the three and six months ended June 30, 2008 would have decreased by approximately $41.2 million. If there were a 100 basis point increase in forward interest rates at June 30, 2008, the fair value of these interest rate swaps and basis swaps and our net income for the three and six months ended June 30, 2008 would have increased by approximately $38.8 million.

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

We utilize interest rate swaps to limit interest rate risk. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes. The following table sets forth our derivative instruments as of June 30, 2008:

Type of Hedge	Notional Amount	Swap Rate	Trade Date	Maturity Date	Termination Value at June 30, 2008
Pay-Fixed Swap	$23,800,000	5.391%	6/25/2007	6/18/2012	$(1,340,263)
Pay-Fixed Swap	176,613,870	5.055%	3/16/2006	10/25/2011	(5,473,629)
Pay-Fixed Swap	44,736,359	5.663%	5/12/2006	2/25/2018	(3,654,993)
Pay-Fixed Swap	36,075,000	5.171%	9/19/2006	9/25/2011	(1,493,958)
Pay-Fixed Swap	28,151,274	4.947%	12/15/2006	10/25/2011	(995,353)
Pay-Fixed Swap	14,300,000	5.419%	6/20/2007	12/25/2008	(188,376)
Pay-Fixed Swap	15,300,000	5.467%	6/20/2007	6/18/2012	(905,647)
Pay-Fixed Swap	9,100,000	5.182%	3/4/2008	2/25/2012	(554,072)
Pay-Fixed Swap	26,950,500	5.243%	3/4/2008	4/25/2016	(1,616,685)
Pay-Fixed Swap	4,250,000	5.574%	3/4/2008	7/25/2011	(234,567)
Pay-Fixed Swap	336,278,707	4.909%	3/2/2007	4/7/2021	(9,881,557)
Basis Swap	58,112,000	5.338%	3/2/2007	1/7/2010	333,407
Basis Swap	4,750,159	5.333%	3/2/2007	9/15/2011	43,069
Basis Swap	48,650,000	5.335%	3/2/2007	4/7/2010	423,059
Pay-Fixed Swap	28,290,000	4.842%	3/2/2007	10/7/2011	(786,076)
Pay-Fixed Swap	25,000,000	4.842%	3/2/2007	10/7/2011	(695,023)
Pay-Fixed Swap	13,500,000	4.842%	3/2/2007	4/9/2012	(385,945)
Pay-Fixed Swap	25,000,000	4.842%	3/2/2007	1/9/2012	(711,696)
Pay-Fixed Swap	23,610,000	4.842%	3/2/2007	4/9/2012	(678,475)
Pay-Fixed Swap	16,200,000	4.842%	3/2/2007	7/7/2015	(456,538)
Pay-Fixed Swap	2,835,000	4.842%	3/2/2007	10/7/2011	(79,351)
Pay-Fixed Swap	12,000,000	4.842%	3/2/2007	1/9/2012	(335,112)
Pay-Fixed Swap	28,700,000	5.600%	6/28/2007	10/7/2017	(2,382,935)
Pay-Fixed Swap	8,500,000	5.654%	8/16/2007	6/7/2017	(732,169)
Pay-Fixed Swap	26,400,000	5.390%	9/28/2007	10/7/2017	(1,350,567)
Pay-Fixed Swap	49,679,400	5.510%	2/4/2008	10/7/2017	(2,896,376)

	$1,086,782,269				$(37,029,828)

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

Geographic Concentration Risk

As of June 30, 2008, approximately 29%, 10%, 47% and 8% of the outstanding balance of our loan investments had underlying properties in the East, the South, the West, and the Midwest, respectively, as defined by the National Council of Real Estate Investment Fiduciaries, or NCREIF, while the remaining 6.0% of the outstanding loan investments had underlying properties that are located throughout the United States.

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

•	risk of structured finance investments;

•	increased prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;

•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs or the exemptions from registration as an investment company);

•	class action lawsuits;

•	potential derivative stockholder claims and any future litigation that may arise;

•	the ultimate resolution of our four non-performing loans totaling $102.4 million and our four watch list loans totaling $48.6 million;

•	the monetization of our joint venture investments;

•	the outcome of our exploration of operational and strategic initiatives;

•	availability of investment opportunities in real estate-related and other securities;

•	the degree and nature of our competition;

•	Our ability to satisfy our covenants for our CDO debt;

•	the adequacy of our cash reserves and working capital;

•	the timing of cash flows, if any, from our investments; and

•	other factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

On October 30, 2007, a putative class action lawsuit was commenced in the United States District Court for the District of Connecticut against CBRE Realty Finance, Inc., our chief financial officer and our former chief executive officer seeking remedies under the Securities Act of 1933, as amended. Amended complaints filed on March 25, 2008 and May 6, 2008 added our chairman and the underwriters that participated in our October 2006 initial public offering as additional defendants. The plaintiffs allege that the registration statement and prospectus relating to the initial public offering contained material misstatements and material omissions. Specifically, the plaintiffs allege that management had knowledge of certain loan impairments and did not properly disclose or record such impairments in the financial statements. The plaintiffs seek to represent a class of all persons who purchased or otherwise acquired our common stock between September 29, 2006 and August 6, 2007 and seek damages in an unspecified amount. On July 29, 2008, we filed a Motion to Dismiss the putative class action suit with the federal district court for the District of Connecticut.

In addition, on January 15, 2008 and February 7, 2008, we received complaints from an attorney representing two stockholders, alleging that certain officers and directors of our company knowingly violated generally accepted accounting principles for certain of our assets. The stockholders demanded that we take action to recover from such directors and officers the amount of damages sustained by us as a result of the misconduct alleged therein and to correct deficiencies in our internal controls and accounting practices that allowed the misconduct to occur. In response to the letters from stockholders’ counsel, the Board of Directors appointed a special committee to investigate the allegations set forth in the letters. On July 10, 2008, the special committee reported its findings to the Board of Directors and recommended that no further action be taken. The Board of Directors has adopted the committee’s recommendation unanimously.

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

On June 4, 2008, we held our annual meeting of stockholders (the “Meeting”) in New York, New York for the purpose of: (i) electing directors to serve on the Board of Directors until our next annual meeting of stockholders and until their successors are duly elected and qualified; and (ii) ratifying the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. The total number of shares of common stock entitled to vote at the Meeting was 30,905,267, of which 28,873,351 shares, or 93.4%, were present in person or by proxy.

The following sets forth the results of the election of directors:

Name of Nominees	For	Withheld
Ray Wirta	28,118,406	754,945
Kenneth Witkin	28,367,858	505,493
Michael Melody	28,027,258	846,093
Douglas C. Eby	28,372,422	500,929
Vincent J. Costantini	28,418,668	454,683
Ricardo Koenigsberger	28,337,884	535,467
David P. Marks	28,417,199	456,152

There was no solicitation in opposition to the foregoing nominees by stockholders.

The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 was approved by our stockholders with 28,755,798 votes “For,” 92,455 votes “Against” and 25,108 votes “Abstained,” none of which such Abstentions were actually broker non-votes that were treated as Abstentions (as discussed in our Proxy Statement).

Further information regarding the proposals is contained in our Proxy Statement, dated April 29, 2008.

Item 5.	Other Information

None.

Item 6:	Exhibits

3.1	Articles of Amendment and Restatement of CBRE Realty Finance, Inc., incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-132186), as amended.

3.2	Amended and Restated Bylaws of CBRE Realty Finance, Inc., incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-132186), as amended.

10.1	Settlement Agreement, by and among CBRE Realty Finance, Inc., Arbor Realty Trust, Inc. and Ivan Kaufman, dated April 23, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33050), filed on April 24, 2008.

10.2	Amended and Restated Management Agreement, by and among CBRE Realty Finance, Inc., CBRE Realty Finance Management, LLC, CB Richard Ellis, Inc. and CBRE Melody & Company, dated April 29, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33050), filed on May 5, 2008.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRE Realty Finance, Inc.

/s/ Kenneth J. Witkin
Kenneth J. Witkin
Interim President and Chief Executive Officer

Date: August 11, 2008

/s/ Michael Angerthal
Michael Angerthal
Chief Financial Officer

Date: August 11, 2008