Form 10-Q
period 2008-09-30
CBRE Realty Finance Inc
filed 2008-11-06
CIK 1330969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 30,825,367 as of November 5, 2008.

CBRE REALTY FINANCE, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

CBRE REALTY FINANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except per share and share data)

	September 30, 2008	December 31, 2007
Assets:
Cash and cash equivalents	$18,732	$25,954
Restricted cash	54,477	137,004
Loans and other lending investments, net ($7,000 and $75,129 at fair value, respectively)	1,212,089	1,362,054
Commercial mortgage-backed securities, at fair value	155,934	236,134
Real estate, net	27,247	65,495
Investment in unconsolidated joint ventures	38,073	53,145
Derivative assets, at fair value	71	125
Accrued interest	6,972	9,304
Other assets	23,144	25,658
Assets held for sale	29,289	154,426

Total assets	$1,566,028	$2,069,299

Liabilities and Stockholders’ Equity:
Liabilities:
Collateralized debt obligations, ($214,866 and $0 at fair value, respectively)	$1,039,866	$1,339,500
Repurchase obligations	—	144,183
Mortgage notes payable	54,964	54,899
Note payable	19,850	21,736
Derivative liabilities, at fair value	44,723	40,403
Management fee payable	319	566
Dividends payable	1,543	6,493
Accounts payable and accrued expenses	10,365	8,439
Other liabilities	34,056	39,732
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities, ($13,980 and $0 at fair value, respectively)	13,980	50,000
Liabilities held for sale	152	149,869

Total liabilities	1,219,818	1,855,820

Commitments and contingencies
Minority interest	160	663
Stockholders’ Equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized, no shares issued or outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Common stock par value $.01 per share; 100,000,000 shares authorized, 30,863,100 and 30,920,225 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	309	309
Additional paid-in capital	423,136	422,275
Accumulated other comprehensive loss	(39,673)	(106,406)
Accumulated deficit	(37,722)	(103,362)

Total stockholders’ equity	346,050	212,816

Total liabilities and stockholders’ equity	$1,566,028	$2,069,299

The accompanying notes are an integral part of these financial statements.

CBRE REALTY FINANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Amounts in thousands, except per share and share data)

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007
Revenues:
Investment income	$24,478	$38,287	$77,469	$93,516
Property operating income	1,098	1,045	3,285	2,986
Other income	181	561	824	3,599

Total revenues	25,757	39,893	81,578	100,101
Expenses:
Interest expense	20,366	26,841	62,914	67,043
Management fees	1,140	1,911	4,229	6,001
Property operating expenses	814	805	2,335	2,046
Other general and administrative (including $38, ($328), $861 and $696, respectively, of stock-based compensation)	3,933	1,766	13,362	6,603
Depreciation and amortization	224	248	742	1,125
Loss on impairment of long-lived assets	5,966	—	5,966	7,764
Provision for loan losses	43,602	—	102,752	—

Total expenses	76,045	31,571	192,300	90,582
Loss on sale of investment	—	(213)	(2,021)	(500)
Gains (losses) on financial instruments	7,234	(1,516)	87,299	(1,570)

Income (loss) from continuing operations before equity in net income of unconsolidated joint ventures, minority interest, and discontinued operations	(43,054)	6,593	(25,444)	7,449
Equity in net loss of unconsolidated joint ventures	(9,935)	(941)	(14,846)	(4,451)

Income (loss) from continuing operations before minority interest and discontinued operations	(52,989)	5,652	(40,290)	2,998
Minority interest	(463)	(30)	(508)	(110)

Income (loss) from continuing operations	(52,526)	5,682	(39,782)	3,108
Discontinued Operations:
Operating results from discontinued operations	(172)	(912)	(2,993)	(1,322)
Loss on impairment of long-lived assets	(2,825)	(54,729)	(2,825)	(54,729)
Gain on sale of investment	—	—	6,780	—

Income (loss) from discontinued operations	(2,997)	(55,641)	962	(56,051)

Net loss	$(55,523)	$(49,959)	$(38,820)	$(52,943)

Weighted-average shares outstanding:
Basic and diluted weighted average common shares outstanding	30,631,061	30,377,704	30,515,093	30,252,514
Basic and diluted earnings per share:
Income (loss) from continuing operations	$(1.71)	$0.19	$(1.30)	$0.10
Income (loss) from discontinued operations	(0.10)	(1.83)	0.03	(1.85)

Net loss	$(1.81)	$(1.64)	$(1.27)	$(1.75)

Dividends per common share	$0.05	$0.17	$0.30	$0.59

The accompanying notes are an integral part of these financial statements.

CBRE REALTY FINANCE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(UNAUDITED)

For the Nine Months Ended September 30, 2008

(Amounts in thousands, except share data)

	Common Stock		Additional Paid In-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Income (Loss)
	Shares	Par Value
Balance at December 31, 2007	30,920,225	$309	$422,275	$(106,406)	$(103,362)	$212,816	$—
Cumulative effect of the adoption of SFAS 159				61,231	113,729	174,960
Stock based compensation			861			861
Forfeitures of common stock awards	(57,125)					—
Net loss					(38,820)	(38,820)	(38,820)
Amortization of unrealized loss on derivatives				5,502		5,502	5,502
Cash dividends declared or paid					(9,269)	(9,269)

Balance at September 30, 2008	30,863,100	$309	$423,136	$(39,673)	$(37,722)	$346,050	$(33,318)

The accompanying notes are an integral part of these financial statements.

CBRE REALTY FINANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007
Operating activities:
Net loss	$(38,820)	$(52,943)
Income (loss) from discontinued operations	(962)	56,051
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net loss of unconsolidated joint ventures	14,846	4,450
Premium amortization, net	49	(126)
Other amortization	4,187	1,991
Depreciation	738	642
Stock-based compensation	861	696
Realized loss on sale of investment	2,021	500
Realized loss on derivatives	1,310	1,481
Loss on impairment of long-lived assets	5,966	7,764
Provision for loan losses	102,752	—
Unrealized (gain) loss on financial instruments	(88,609)	89
Changes in operating assets and liabilities:
Restricted cash	94	541
Accrued interest	2,332	(3,252)
Other assets	(209)	3,107
Management fees payable	(228)	(109)
Accounts payable and accrued expenses	3,288	3,213
Other liabilities	(236)	421

Net cash provided by operating activities, continuing operations	9,380	24,516
Net cash used in operating activities, discontinued operations	(2,196)	(2,525)

Net cash provided by operating activities	7,184	21,991

Investing activities:
Purchase of CMBS	—	(91,238)
Repayment of CMBS principal	286	9,081
Proceeds from sale of CMBS	—	4,085
Origination and purchase of loans	(12,152)	(676,516)
Repayment of loan principal	30,290	97,961
Proceeds from sale of loans	25,979	91,715
Real estate acquisition	(55)	(368)
Investment in unconsolidated joint ventures	(644)	(17,376)
Distributions from unconsolidated joint ventures	869	—
Restricted cash	78,188	(28,288)
Other assets and liabilities	(5,475)	(3,466)

Net cash provided by (used in) investing activities, continuing operations	117,286	(614,410)
Net cash provided by (used in) investing activities, discontinued operations	8,684	(6,465)

Net cash provided by (used in) investing activities	125,970	(620,875)

Financing activities:
Proceeds from issuance of CDOs	18,200	829,000
Proceeds from borrowings under repurchase agreements	—	481,194
Repayments of borrowings from repurchase agreements	(144,183)	(697,452)
Proceeds from mortgage loans	138	663
Repayments of note payable	(1,886)	22,353
Payments from settlement of derivatives	(1,392)	(8,044)
Deferred financing and acquisition costs paid	(780)	(14,754)
Restricted cash	4,251	4,408
Accounts payable and accrued expenses	—	1,481
Minority interest	(503)	(129)
Dividends paid to common stockholders	(14,220)	(12,268)

Net cash (used in) provided by financing activities, continuing operations	(140,375)	606,452
Net cash (used in) provided by financing activities, discontinued operations	—	—

Net cash (used in) provided by financing activities	(140,375)	606,452

Net (decrease) increase in cash and cash equivalents	(7,221)	7,568
Cash and cash equivalents, at beginning of the period	25,954	17,933

Cash and cash equivalents at end of period	18,733	25,501
Less: cash and cash equivalents from discontinued operations at end of period	(1)	(570)

Cash and cash equivalents from continuing operations at end of period	$18,732	$24,931

Supplemental disclosure of cash flow information
Interest paid	$63,604	$62,090
Interest capitalized	$—	$1,291
Foreclosed assets assumed	$—	$203,142
Foreclosed liabilities assumed	$—	$151,542

The accompanying notes are an integral part of these financial statements.

CBRE REALTY FINANCE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Dollars in thousands, except per share and share data)

NOTE 1—ORGANIZATION

CBRE Realty Finance, Inc. is organized as a commercial real estate specialty finance company focused on originating and acquiring whole loans, bridge loans, subordinate interests in whole loans, or B Notes, commercial mortgage-backed securities (“CMBS”), and mezzanine loans, primarily in the United States. Unless the context requires otherwise, all references to “we,” “our,” and “us” in this quarterly report on Form 10-Q mean CBRE Realty Finance, Inc., a Maryland corporation, our wholly-owned and majority-owned subsidiaries and our ownership in joint venture assets. As of September 30, 2008, we also own interests in eight joint venture assets, two of which are consolidated in the condensed consolidated financial statements. We are a holding company and conduct our business through wholly-owned or majority-owned subsidiaries.

We are externally managed and advised by CBRE Realty Finance Management, LLC (our “Manager”), an indirect subsidiary of CB Richard Ellis Group, Inc. (“CBRE”), and a direct subsidiary of CBRE|Melody & Company (“CBRE|Melody”). As discussed further in Note 12, the management agreement with our Manager expires on December 31, 2008 and, subsequent to September 30, 2008, we, our Manager and CBRE|Melody mutually determined not to renew the management agreement. The management agreement will expire by its terms on December 31, 2008. As of September 30, 2008, CBRE|Melody owned an approximately 4.5% interest in the outstanding shares of our common stock. In addition, certain of our executive officers and directors owned an approximately 6.7% interest in the outstanding shares of our common stock.

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

As of September 30, 2008, the net carrying value of investments held by us was approximately $1,409,414, including origination costs and fees and net of repayments and sales of partial interests in loans and CMBS, with a weighted average spread to 30-day LIBOR of 311 basis points for our floating rate investments and a weighted average yield of 7.13% for our fixed rate investments.

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends, fund debt service and for other general corporate purposes. On September 30, 2008, we had approximately $18,732 of unrestricted cash and cash equivalents. We have long-term financing for 100% of our encumbered portfolio in place through our existing CDOs and mortgage loans. Our primary sources of funds for short-term liquidity requirements, including working capital, distributions, if any, debt service and additional investments, if any, consist of: (i) cash flow from operations; (ii) proceeds from our existing CDOs; (iii) proceeds from principal and interest payments on our unencumbered investments; (iv) proceeds from potential loan and asset sales; and, to a lesser extent, (v) new financings or additional securitization or CDO offerings and (vi) proceeds from additional common or preferred equity offerings. We believe these sources of funds will be sufficient to meet our liquidity requirements for at least the next twelve months.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The condensed consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us or entities which are variable interest entities (“VIEs”) in which we are the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”). All significant intercompany transactions and balances have been eliminated in consolidation.

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

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

Impairment of Long-Lived Assets

In the third quarter of 2008, management made a decision to market the Springhouse property for sale, resulting in classification of assets and liabilities as “held for sale” as of September 30, 2008 and results from operations classified as “discontinued operations” for all periods presented. Based on management’s commitment to sell the property and the resulting held for sale classification, we have recorded the long-lived assets of Springhouse at estimated fair value less costs to sell, which resulted in an impairment loss of $2,825 for the three and nine months ended September 30, 2008.

In the third quarter of 2008, management made a decision to no longer fund operating deficits at the Loch Raven property based on (i) the property’s current and forecasted operating performance, (ii) lack of liquidity in the credit markets that make refinancing more difficult, (iii) declines and expected declines in commercial real estate valuations and (iv) the general expectation of a prolonged economic slow down that would adversely impact the performance and value of the property. The decision to no longer fund operating deficits will put us in default with the non-recourse first mortgage on the property, which will likely result in the senior lender foreclosing on our position. Management determined that the change in strategy indicated that the carrying amount of Loch Raven long-lived assets may not be fully recoverable. Based on our current estimate of undiscounted cash flows over the expected life of the investment, we determined that the carrying value of the Loch Raven long-lived assets was not fully recoverable. As a result of this assessment, we recorded an impairment loss of $5,966 for the three and nine months ended September 30, 2008 based on the difference between the carrying value of the long-lived assets and their estimated fair value.

New Accounting Pronouncements

In December 2007, the FASB issued Financial Accounting Standard No. 141R (“SFAS No. 141R”), “Business Combinations.” SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations and stipulates that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for all transactions entered into on or after January 1, 2009. We anticipate that the adoption of SFAS No. 141R will only have a significant impact on our financial statements if we enter into a business combination after the adoption date.

In December 2007, the FASB issued Financial Accounting Standard No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.” SFAS 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS 160 also provides for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective on January 1, 2009. We do not expect the adoption of SFAS No. 160 to have a significant impact on our financial statements.

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

A summary of the cumulative effect of the adoption of SFAS 159 is as follows:

	Balance at January 1, 2008 prior to Adoption	Increase to Retained Earnings upon Adoption	Balance at January 1, 2008 after Adoption
CDO bonds (below AAA)	$(514,500)	$151,415	$(363,085)
Junior subordinated debentures	(50,000)	23,545	(26,455)

Total	$(564,500)	$174,960	$(389,540)

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

At September 30, 2008, all of our recurring fair value measurements under SFAS 157 are classified as Level 3 measurements, as later defined. A reconciliation of the change in fair value for financial instruments for the three months ended September 30, 2008 with unobservable inputs (Level 3) is as follows:

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Loans and other Lending Investments (1)	CMBS	CDO Bonds	Derivatives, net	Junior Subordinated Debentures	Total
Balance at June 30, 2008	$40,979	$186,834	$(250,448)	$(39,762)	$(22,090)	$(84,487)
Issuances, settlements and amortization	9,623	329	(2,500)	1,310	—	8,762
Increase in loan loss reserve	(43,602)	—	—	—	—	(43,602)
Unrealized gain (loss)	—	(31,229)	38,082	(4,890)	8,110	10,073
Realized loss	—	—	—	(1,310)	—	(1,310)
Transfers in and out of Level 3	—	—	—	—	—	—

Balance at September 30, 2008	$7,000	$155,934	$(214,866)	$(44,652)	$(13,980)	$(110,564)

(1)	Consists only of our non-performing loans, discussed further in Note 6, which are “collateral dependent” and are therefore valued based on the fair value of the underlying collateral.

A reconciliation of the change in fair value for financial instruments for the nine months ended September 30, 2008 with unobservable inputs (Level 3) is as follows:

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Loans and other Lending Investments (1)	CMBS	CDO Bonds	Derivatives, net	Junior Subordinated Debentures	Total
Balance at January 1, 2008	$75,129	$236,134	$(363,085)	$(40,278)	$(26,455)	$(118,555)
Issuances, settlements and amortization	34,623	1,075	(18,200)	1,310	—	18,808
Increase in loan loss reserve	(102,752)					(102,752)
Unrealized gain (loss)	—	(81,275)	166,419	(4,374)	12,475	93,245
Realized loss				(1,310)		(1,310)
Transfers in and out of Level 3	—	—	—	—	—	—

Balance at September 30, 2008	$7,000	$155,934	$(214,866)	$(44,652)	$(13,980)	$(110,564)

(1)	Consists only of our non-performing loans, discussed further in Note 6, which are “collateral dependent” and are therefore valued based on the fair value of the underlying collateral.

During the three and nine months ended September 30, 2008, we had non-recurring fair value measurements of the long-lived assets of Springhouse and Loch Raven as a result of impairments of these assets necessitating a fair value measurement. We estimated the fair value of the long-lived asset groups of Springhouse and Loch Raven of $29,500 and $27,811, respectively. Since each property is unique is nature, with no active markets or observable inputs, the fair value estimate for each of these long-lived assets group represents a Level 3 fair value estimate under SFAS 157, as later defined.

The components of gains and losses on financial instruments recorded in the statement of operations are as follows:

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
Unrealized loss on CMBS	$(31,229)	$—	$(81,275)	$—
Unrealized loss on derivatives	(4,890)	(1,516)	(4,374)	(1,570)
Realized loss on derivative	(1,310)		(1,310)
Unrealized gain on CDO bonds (below AAA)	38,082	—	166,419
Unrealized gain on junior subordinated debentures	8,110	—	12,475
Amortization of unrealized loss on derivatives	(1,529)	—	(4,636)

Total gains (losses) on financial instruments	$7,234	$(1,516)	$87,299	$(1,570)

A summary of the methods used to estimate fair value is as follows:

Loans and other investments

Specific valuation allowances are established for certain impaired loans based on the estimated fair value of collateral on an individual loan basis. The estimated fair value of the collateral may be determined based on (i) independent appraisal, (ii) internal company models, (iii) market bids, (iv) credit and capital market conditions or (v) a combination of these factors. If the estimated fair value of the collateral of an impaired loan is less than our carrying value of the loan, a loan loss provision is recorded for the difference at the measurement date, resulting in our loan being recorded at estimated fair value. Valuation of collateral and the resulting loan loss reserve is based on assumptions such as expected operating cash flows, expected capitalization rates, estimated time the property will be held, discount rates, ability to obtain financing and other factors. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations.

CMBS

Our primary basis for estimating fair values for CMBS is using quoted market prices from third parties that actively participate in the CMBS market. We receive non-binding quotes from established financial institutions, which may range from one to four quotes for each investment, and select a fair value using the quotes received based on a prescribed methodology that is applied on a consistent basis each reporting period. These quotations are subject to significant variability based on market conditions, such as interest rates, liquidity, trading activity and credit spreads. We generally do not adjust values from broker quotes received. In the event we are unable to obtain any quotes from market participants or if in our judgment we believe quotes received are inaccurate, we estimate fair value using internal models that consider, among other things, the CMBX index, expected cash flows, known and expected defaults, the ACLI curve and rating agency reports. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in the recorded amount of our investment. As of December 31, 2007 and September 30, 2008, no CMBS investments were valued using internal models. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations. As the severe dislocation in the real estate and credit markets continues and worsens, resulting in illiquidity, our estimates of fair value will continue to have significant volatility. Since there are no active markets for our CMBS investments, we classify the investment as Level 3 under the SFAS 157 fair value hierarchy.

CDO Bonds and Junior Subordinated Debentures

Estimated fair values for CDO bonds and junior subordinated debentures are based on independent valuations. Currently, there is not an active market for our CDO bonds or our junior subordinated debentures and the independent appraiser estimates fair value using a valuation model that considers, among other things, (i) anticipated cash flows (ii) current market credit spreads, such as CMBX, (iii) known and anticipated credit issues of underlying collateral (iv) term and reinvestment period and (v) market transactions of similar securities. When available, management will compare fair values estimated by the independent appraiser to third party quotes and transactions of identical or similar securities, however, such information is not available on a consistent basis. Estimates of fair value are subject to significant variability based on market conditions, such as interest rates and credit spreads. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in the recorded amount of our fair value. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations.

During the three months ended September 30, 2008, the CMBS and CDO markets continued to experience volatility and lack of liquidity, with further increases in credit spreads during the quarter, resulting in a decrease in the fair value of our liabilities related to CDO bonds and junior subordinated debentures, resulting in unrealized gains of $38,082 and $8,110, respectively, for the three months ended September 30, 2008. The decreases in value are due primarily to increases in market credit spreads and increases in expected default rate assumptions resulting from an increase in the amount of our non-performing loans and watch list assets that are collateral for our CDO bonds.

During the nine months ended September 30, 2008, the CMBS and CDO markets experienced widening of credit spreads, resulting in a decrease in the fair value of our liabilities related to CDO bonds and our junior subordinated debentures, resulting in unrealized gains of $166,419 and $12,475, respectively, for the nine months ended September 30, 2008. The decreases in value are due primarily to increases in market credit spreads and increases in expected default rate assumptions resulting from an increase in the amount of our non-performing loans and watch list assets that are collateral for our CDO bonds. During the nine months ended September 30, 2008, the average spread for the AA CMBX.3 index increased from 256 basis points at December 31, 2007 to 647 basis points at September 30, 2008.

Derivative Instruments

To estimate the fair values of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the valuation of derivative instruments, standard market conventions and techniques such as discounted cash flow analysis, option-pricing models, replacement cost, and termination cost are used to determine fair value. The values are also adjusted to reflect nonperformance and credit risk. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations.

Springhouse and Loch Raven Long-Lived Assets

In estimating the fair value of long-lived assets for Springhouse and Loch Raven used to calculate impairment losses, we considered a variety of factors, including (i) discussion with potential buyers of the property, (ii) discussions with local brokers, (ii) status of current credit markets, (iii) ability to finance the properties and (iv) recent independent third party appraisals. Given the recent state of the credit and capital markets and uncertainty in the commercial real estate markets, estimated fair value is a significant estimate. The ultimate value realized upon a sale of these assets could be less than our current estimate of fair value, due to use of different market assumptions, lack of liquidity in the credit markets, further declines in the value of commercial real estate, insufficient time to market the property for sale, insufficient time or inability to refinance the property and other factors, which could result in differences from our estimates and those differences could be significant.

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

NOTE 5—DISCONTINUED OPERATIONS

In January 2008, we sold our Rodgers Forge property and in March 2008 we sold our Monterey property. In the third quarter of 2008, we began marketing the Springhouse property for sale and expect a sale to close within one year. The condensed consolidated financial statements reflect the operations, assets and liabilities of our Rodgers Forge, Monterey and Springhouse operations as discontinued under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, for all periods presented.

The following table presents summarized information for our Rodgers Forge, Monterey and Springhouse operations included in historical results:

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
Property operating income	$781	$768	$3,077	$2,985
Other income	—	458	—	—
Interest expense	(305)	(669)	(3,075)	(1,400)
Property operating expenses	(475)	(954)	(2,092)	(1,867)
Depreciation and amortization	(173)	(432)	(903)	(844)
Loss on impairment of asset	(2,825)	(54,729)	(2,825)	(54,729)
Gains (loss) on financial instruments	—	(83)	—	(196)
Gain on sale of investments	—	—	6,780	—

Net income (loss)	$(2,997)	$(55,641)	$962	$(56,051)

The carrying amounts of assets and liabilities of Springhouse as of September 30, 2008 and Rodgers Forge and Monterey as of December 31, 2007 are presented on our balance sheet as “held for sale” under the provisions of SFAS 144, are as follows:

	September 30, 2008	December 31, 2007
Cash and cash equivalents	$1	$461
Restricted cash	132	—
Land, building, improvements and other long-lived assets	28,644	152,232
Other assets	512	1,733

Total assets held for sale	$29,289	$154,426

Accounts payable and accrued liabilities	$27	$9,253
Mortgage payable	—	140,225
Other liabilities	125	391

Total liabilities held for sale	$152	$149,869

NOTE 6—LOANS AND OTHER LENDING INVESTMENTS, NET

The aggregate carrying values allocated by product type and weighted average coupons of our loans and other lending investments as of September 30, 2008 and December 31, 2007, were as follows:

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread Over LIBOR (2)
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
Whole loans fixed rate (3)	$545,206	$576,493	41%	42%	6.48%	6.49%	—	—
Whole loans floating rate (3)	309,950	304,596	23%	22%	—	—	212bps	210bps
Mezzanine loans, fixed rate	75,308	74,751	6%	5%	9.61%	9.53%	—	—
Mezzanine loans, floating rate	185,626	207,547	14%	15%	—	—	474bps	475bps
Subordinate interests in whole loans, fixed rate	85,402	85,319	6%	6%	9.12%	9.12%	—	—
Subordinate interests in whole loans, floating rate	132,999	132,998	10%	10%	—	—	316bps	316bps

Total / Average	1,334,491	1,381,704	100%	100%	7.13%	7.10%	311bps	317bps
Loan loss reserve	(122,402)	(19,650)

Total loans and lending investments, net	$1,212,089	$1,362,054

(1)	Loans and other lending investments are presented after scheduled amortization payments and prepayments, and are gross of premiums, discounts and unamortized fees.
(2)	Benchmark rate is 30-day LIBOR.
(3)	Includes originated whole loans, acquired whole loans and bridge loans.

As of September 30, 2008, our portfolio consists of 39 whole loans, 13 mezzanine loans and 11 subordinated interests, resulting in an average loan size of $21,927, $20,072 and $19,855, respectively.

The carrying value of our loans and other lending investments is gross of premiums, unamortized fees, and discounts of $1,426 and $351 at September 30, 2008 and December 31, 2007, respectively.

We have identified one mezzanine loan as of September 30, 2008, as a variable interest in a VIE and have determined that we are not the primary beneficiary of this VIE. As of September 30, 2008, our maximum exposure to loss would not exceed the carrying amount of this investment, or $0.

As of September 30, 2008, our loans and other lending investments had the following maturity characteristics (excluding extension options held by borrowers):

Year of Maturity	Number of Investments Maturing	Net Loan Balance		% of Total
Loans in maturity default	2	$82,830		6%
2008 (October 1 through December 31)	4	73,287		6%
2009	12	296,128		22%
2010	14	251,547		19%
2011	12	293,984		22%
2012	8	186,537		14%
Thereafter	11	150,178		11%

Total	63	$1,334,491		100%

Weighted average maturity		2.4	years

For the three months ended September 30, 2008 and 2007, our investment income from loan and other lending investments and CMBS was generated by the following investment types:

	For the three months ended September 30, 2008		For the three months ended September 30, 2007
Investment Type	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$12,249	50%	$18,768	49%
Mezzanine loans	4,419	18%	8,364	22%
Subordinate interests in whole loans	3,031	12%	5,813	15%
CMBS	4,779	20%	5,342	14%
Miscellaneous	—	—	—	—

Total	$24,478	100%	$38,287	100%

For the nine months ended September 30, 2008 and 2007, our investment income from loan and other lending investments and CMBS was generated by the following investment types:

	For the nine months ended September 30, 2008		For the nine months ended September 30, 2007
Investment Type	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$38,805	50%	$46,516	50%
Mezzanine loans	14,539	19%	17,808	19%
Subordinate interests in whole loans	9,697	12%	13,895	15%
CMBS	14,428	19%	15,280	16%
Miscellaneous	—	—%	17	—%

Total	$77,469	100%	$93,516	100%

Non-Performing Loans and Watch List Assets

As of September 30, 2008, we had the following watch list and non-performing loans:

Investment Type	Classification		Net Loan Balance		% of Total Assets
Whole Loan	Watch		$10,500		0.7%
Whole Loan	Watch		11,000		0.7%
Bridge Loan	Watch	(3)	2,123	(1)	0.1%
Mezzanine Loan	Watch		17,421		1.1%
Whole Loan	Non-Performing		12,039	(1)	0.8%
Mezzanine Loan	Non-Performing		25,000	(1)	1.6%
B-Note	Non-Performing	(2)	42,830	(1)	2.7%
Mezzanine Loan	Non-Performing	(2)	40,000	(1)	2.6%
Bridge Loan	Non-Performing	(3)	7,500	(1)	0.5%

Total			$168,413		10.8%

(1)	At September 30, 2008, we had a $122,402 loan loss reserve against these assets.
(2)	Investments are with the same sponsor.
(3)	Investments are with the same sponsor.

Watch List Assets

We conduct a quarterly comprehensive credit review, resulting in an individual risk classification being assigned to each asset.

The first watch list asset is a $10,500 whole loan secured by a mixed use industrial and commercial facility located in Windsor, Connecticut. As of September 30, 2008, the borrower closed operations of the primary business occupying the facility and has since engaged a broker to sell the building. In June 2008, we received payment of $2,000 from the borrower, which included a $1,500 reduction of principal to $10,500 and $500 to replenish interest reserves, in exchange for the removal of a personal guaranty. Management concluded that no loan loss reserve was necessary at this time based on the estimated fair market value of the underlying collateral from a recent third party appraisal. If the borrower is not successful in locating a buyer for the building at an adequate price, or at all, such an adverse event could have an adverse impact on our ability to recover our loan balance.

The second watch list asset is a $11,000 whole loan. The loan is secured by a mixed use office and industrial facility located in Phoenix, Arizona. The facility has been 100% vacant for greater than two years and interest reserves were fully depleted in April 2008. The borrower is in the process of marketing the building for sale. Management concluded that no loan loss reserve was necessary at this time based on the estimated underlying collateral value of the property and the borrower’s continued support of the property. If the borrower is not successful in locating a buyer for the building at an adequate price, or at all, such an outcome could have an adverse impact on our ability to recover the full value of our loan. Subsequent to September 30, 2008, the borrower notified us that they will no longer be making interest payments and we expect the loan to become non-performing in the fourth quarter of 2008. Management is currently evaluating options, including further negotiation and restructuring with the borrower or foreclosure.

The third watch list asset is a $2,123 bridge loan secured by development rights to build a mixed use office, retail and hotel facility in the Miami, Florida area. The loan matures in November 2008 and the borrower communicated to us in October 2008 that they would be unable to pay the loan at the maturity date. The borrower is in the process of obtaining construction financing for the development and completing other predevelopment activities. At September 30, 2008, based on the continued decline of the credit markets, which we believe makes it very difficult to obtain financing on projects of this nature, combined with the growing concern of a prolonged economic slowdown that is making it more difficult to execute long-term lease commitments, management concluded that the significance of these uncertainties raises substantial doubt about our ability to recover our loan balance. Based on these uncertainties and management’s inability to reasonably predict recovery upon (i) pursuit of a personal guaranty from the sponsor or (ii) assumption of the collateral, we have recorded a loan loss reserve against the balance of this loan to reduce the net carrying value to $0.

        The fourth watch list asset is a $17,421 mezzanine loan for a specialty retail development located in Tennessee. The development is currently under construction. Our loan matures on December 1, 2008 and the senior construction loan matures on December 24, 2008, prior to the date construction is expected to be completed. We believe it will be difficult for the borrower to find permanent financing given current credit market conditions. Currently, the project has a construction funding budget deficit that will be required to complete tenant improvements and the borrower is working closely with a number of parties to obtain the remaining funding requirements. Negotiations with the borrower and senior lender to extend the loan and secure additional capital needed are ongoing. The loan is current as of September 30, 2008 and based on our expectation that we and the senior lender will extend the loan to provide time to complete construction activities and establish an operating history that will facilitate the borrower obtaining permanent financing to replace the current capital structure, management concluded no loan loss reserve is necessary at this time. If the borrower is not successful at (i) completing construction, (ii) obtaining additional capital required, (iii) negotiating an extension of the current capital structure at reasonable terms and (iv) obtaining permanent financing for the loan after expected extensions expire, such events would likely have an adverse impact on our ability to recover the loan. Additionally, factors outside the control of the borrower, such as availability of credit for permanent financing or a prolonged economic downturn that severely impacts leisure travel in the property’s market could also have an adverse impact on our ability to recover our loan balance.

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

The $12,039 whole loan is secured by a class B office property located in a suburb of Chicago, Illinois. As of September 30, 2008, we have commenced foreclosure proceedings and expect to obtain possession of the property. We obtained an independent, third party appraisal of the collateral value of this property which indicated that the estimated fair value of the collateral, net of expected selling costs, was less than our historical carrying value and, as a result, we have a loan loss reserve against the balance of this loan to reduce the net carrying value to the estimated net realizable value of $7,000.

The $25,000 mezzanine loan is secured by an interest in an apartment complex in New York City. The borrower notified us in July 2008 that it will cease servicing the debt and has requested significant modifications to the outstanding loans in order to continue its involvement with the property. Management is currently in the process of negotiating with the borrower, however, the ultimate outcome remains uncertain. Given the continued adverse market conditions that have negatively impacted commercial real estate valuations and the ability to refinance and based on our assessment of the current fair value of the underlying collateral, we believe there is significant uncertainty about our ability to recoup our loan balance in the event of sale or foreclosure. As a result, we have recorded a loan loss reserve against the balance of this loan to reduce the net carrying value to $0.

The $42,830 B-Note investment classified as non-performing had a maturity default on December 1, 2007 and is secured by a class A parcel of land in New York City that is intended to be developed into a mixed use retail and residential site. The B-Note was originally due on October 1, 2007 and was extended for 60 days with the sponsor funding an additional $150,000 of cash equity. Interest on the loan has been paid through December 31, 2007 at the contractual rate. We are negotiating with the sponsor, who is evaluating possible alternatives, and the lending group to resolve the maturity default. As of September 30, 2008, we have initiated foreclosure proceedings on the collateral of our loan. The value of the loan is dependent on several factors that are outside of our control, such as the ultimate use of the project, the timing of completion and negotiations with potential tenants, and adverse events not currently anticipated could have a material impact on the value of the underlying collateral and ultimate realization of our loan balance. Based on our consideration of (i) the current state of the credit and capital markets, (ii) the long duration of the maturity default and (iii) the time and expense associated with foreclosure proceedings, we have recorded a loan loss reserve against the balance of this loan to reduce the net carrying value to $0.

The $40,000 mezzanine loan had a maturity default on February 9, 2008 and is collateralized by four class A office properties located in New York City. The sponsor of this investment is also the sponsor of the $42,830 B-Note investment discussed above. In April 2008, the borrower and lending group for the properties reached a consensual sale agreement that will allow the properties to be sold in an orderly fashion. Based on the estimated fair market value of the collateral derived primarily from recent sales comparables that reflect current market conditions, we have recorded a loan loss reserve against the balance of this loan to reduce the net carrying value to $0. Subsequent to September 30, 2008, agreements for the sale of the underlying collateral were executed and no proceeds will remain after satisfaction of senior debt obligations, therefore this loss will become realized.

The $7,500 bridge loan is secured by development rights to build an office building in the Washington, DC area. The loan matures in April 2009, interest reserves were depleted in April 2008 and subsequent interest payments have been deferred until the maturity date of the loan. The borrower is in the process of completing predevelopment activities and obtaining necessary regulatory approvals to start construction. The borrower is also in the process of obtaining letters of intent from prospective tenants and obtaining construction financing for the project, the proceeds of which would be used to repay our bridge loan. At September 30, 2008, based on the continued decline of the credit markets, which we believe makes it very difficult to obtain financing on projects of this nature, combined with the growing concern of a prolonged economic slowdown that is making it more difficult to execute long-term lease commitments, we concluded that the significance of these uncertainties raises substantial doubt about our ability to recover our loan balance. Based on these uncertainties and management’s inability to reasonably predict recovery upon (i) pursuit of a personal guaranty from the borrower or (ii) assumption of the collateral, we have recorded a loan loss reserve against the balance of this loan to reduce the net carrying value to $0.

Loan Loss Reserve

As of September 30, 2008 and December 31, 2007, we had a loan loss reserve for non-performing loans and watch list assets of $122,402 and $19,650, respectively. We estimated the loan loss reserve based on consideration of current economic conditions and trends, the intent and wherewithal of the sponsors, the quality and estimated value of the underlying collateral and other factors.

Concentration Risk

At September 30, 2008 and December 31, 2007, our loan and other lending investments had the following geographic diversification:

	September 30, 2008		December 31, 2007
Region	Net Loan Balance	% of Total	Net Loan Balance	% of Total
West	$624,302	47%	$650,173	47%
East	394,689	29%	415,292	30%
South	134,400	10%	131,293	9%
Midwest	102,888	8%	104,799	8%
Nationwide	78,212	6%	80,147	6%

Total	$1,334,491	100%	$1,381,704	100%

At September 30, 2008 and December 31, 2007, the underlying collateral of loan and other lending investments consisted of the following property types:

	September 30, 2008		December 31, 2007
Region	Net Loan Balance	% of Total	Net Loan Balance	% of Total
Office	$647,856	48%	$641,000	46%
Hotel	256,418	19%	276,418	20%
Multifamily	221,443	17%	249,629	18%
Industrial	67,524	5%	70,918	5%
Other	141,250	11%	143,739	11%

Total	$1,334,491	100%	$1,381,704	100%

NOTE 7—CMBS

The following table summarizes our CMBS investments, aggregated by investment category, as of September 30, 2008, which are carried at estimated fair value:

Security Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
CMBS Class A or higher	$10,011	$—	$(3,859)	$6,152
CMBS Class BBB	192,250	—	(99,843)	92,407
CMBS Class BB	68,743	—	(27,983)	40,760
CMBS Class B	24,502	—	(9,651)	14,851
CMBS Class NR	2,934	—	(1,170)	1,764

Total	$298,440	$—	$(142,506)	$155,934

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

We had 67 CMBS investments in a continuous unrealized loss position as of September 30, 2008, 64 of which have been in a continuous unrealized loss position for greater than 12 months. The unrealized loss of the 64 CMBS investments in a continuous unrealized loss position for greater than twelve months is $139,616 and the unrealized loss of the three that have been in a continuous loss position for less than twelve months is $2,890, as of September 30, 2008. We had 65 CMBS investments that were in an unrealized loss position at December 31, 2007, eight of which had been in a continuous unrealized loss position for greater than twelve months. The unrealized loss of the eight CMBS investments in a continuous unrealized loss position for greater than twelve months was $3,353 and the unrealized loss of the 57 CMBS investments that had been in a continuous loss position for less than twelve months was $58,006, as of December 31, 2007.

On January 1, 2008, as a result of our adoption of SFAS 159, all changes in the fair value of our CMBS securities that are rated below AAA at the time of acquisition are recorded as a component of income from continuing operations. We continue to review our CMBS securities for other-than-temporary impairment in accordance with EITF 99-20 for the purpose of calculating yields that determine interest income. Our review of such securities indicates that the decrease in fair value was not due to changes in the underlying credit fundamentals or in the amount of interest expected to be received. The unrealized losses are primarily the result of changes in market interest rates subsequent to the purchase of the CMBS investments. Beginning in the second half of 2007, the CMBS market experienced and is continuing to experience significant volatility. Management believes the resulting decreases in valuation are reflective of temporary market conditions, not underlying credit issues that would be indicative of other than temporary impairment. Therefore, management does not believe any of the securities held are other-than-temporarily impaired at September 30, 2008. We have the ability and intent to hold all the investments until their expected maturity as all securities are financed through our two CDOs.

During the three and nine months ended September 30, 2008, and 2007, respectively, we accreted $464, $1,360, $443 and $1,309 of the net discount for these securities in interest income.

The actual maturities of CMBS are generally shorter than stated contractual maturities. Actual maturities of these investments are affected by the contractual lives of the underlying assets, periodic payments of principal, and prepayments of principal.

The following table summarizes the estimated maturities of our CMBS investments, as of September 30, 2008, according to their estimated weighted average life classifications:

Weighted Average Life	Estimated Fair Value	Amortized Cost	Weighted Average Coupon
Less than one year	$35,547	$48,501	4.62%
Greater than one year and less than five years	30,620	44,018	5.32%
Greater than five years and less than ten years	86,664	198,197	5.74%
Greater than ten years	3,103	7,724	5.44%

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

The weighted average lives of our CMBS investments at September 30, 2008 and December 31, 2007, respectively, in the tables above are based upon calculations assuming constant principal prepayment rates to the balloon or reset date for each security.

The following table summarizes the Company’s CMBS investments, aggregated by vintage, as of September 30, 2008, which are carried at estimated fair value:

Security Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
CMBS 1998 Vintage	$11,613	$—	$(4,893)	$6,720
CMBS 2000 Vintage	10,510	—	(2,044)	8,466
CMBS 2001 Vintage	9,581	—	(2,289)	7,292
CMBS 2002 Vintage	12,289	—	(4,113)	8,176
CMBS 2005 Vintage	75,708	—	(34,130)	41,578
CMBS 2006 Vintage	146,138	—	(76,530)	69,608
CMBS 2007 Vintage	32,601	—	(18,507)	14,094

Total	$298,440	$—	$(142,506)	$155,934

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

NOTE 8—INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

Effective April 1, 2008, we restructured our joint venture investments in KS-CBRE Shiraz LLC and KS-CBRE GS LLC. Under the terms of the restructured agreement, our original equity contributions have been converted into preferred equity interests. Interest accrues at 12% per year, with 5% paid monthly and the remaining 7% being deferred until such time that the underlying properties are sold.

We continue to record our investments as unconsolidated joint ventures, however; subsequent to the amendment, the historical carrying values of our investments will no longer be adjusted for our share of the income and losses of the partnership due to the revised distributions preferences of the partnership where our interests are senior to those of our partner and we do not absorb operating losses. Since the payment of current and deferred interest is dependent upon the cash flows of the underlying properties, income from contractual payments will only be recorded upon cash receipt.

In the second quarter of 2008, we were notified that our joint venture partners for KS-CBRE Shiraz LLC and KS-CBRE GS LLC believe the April 1, 2008 amendment to each joint venture agreement was contingent upon an event that did not occur and as a result the amendment was not valid and the terms of the original agreement continue to be in place. As a result of this assertion, our joint venture partners have not paid the first six required payments. We have commenced a court action to pursue specific performance by our joint venture partners under the amendment to each joint venture agreement, which we believe does not contain any such contingencies. We have been awarded injunctive relief against our joint venture partners by the Superior Court in the Commonwealth of Massachusetts, restraining them from transferring or diminishing the value of any joint venture assets during the review of the dispute. Our joint venture partners have filed counter claims against us seeking a declaratory judgment that the 2008 amendments are unenforceable and alleging a breach of fiduciary duty and other breaches by us. In the event of an adverse ruling against us, we would be required to record our share of equity losses, an amount we estimate would range from approximately $150 to $175 for the three months ended September 30, 2008 and from $300 to $350 for the nine months ended September 30, 2008.

NOTE 9—BORROWINGS AND REPURCHASE AGREEMENTS

The following is a table of our outstanding borrowings as of September 30, 2008:

	Stated Maturity	Interest Rate	Unpaid Principal at 09/30/08	Unrealized Gain	Balance 09/30/08
Mortgage note payable (Springhouse)(1)	12/14/2008	5.68%	$25,794	$—	$25,794
Mortgage note payable (Loch Raven)(1)	4/1/2009	5.96%	29,170	—	29,170
CDO I bonds payable(2)	3/25/2046	3.71%	508,500	(74,670)	433,830
CDO II bonds payable(2)	4/7/2052	3.49%	849,200	(243,164)	606,036

Total			$1,412,664	$(317,834)	$1,094,830

(1)	Non-recourse to us.
(2)	CDO bonds payable of $133,500 for CDO I and $399,200 CDO II are accounted for under the fair value option prescribed by SFAS 159.

The following is a table of our outstanding borrowings as of December 31, 2007:

	Stated Maturity	Interest Rate	Balance 12/31/07
Mortgage note payable (Springhouse)(1)	12/14/2008	6.35%	$25,729
Mortgage note payable (Loch Raven)(1)	4/1/2009	5.96%	29,170
Wachovia warehouse facility	3/31/2009	6.28%	144,183
CDO I bonds payable	3/25/2046	5.44%	508,500
CDO II bonds payable	4/7/2052	5.65%	831,000

Total			$1,538,582

(1)	Non-recourse to us.

A summary of scheduled minimum principal payments as of September 30, 2008 is as follows:

	Total	Less than 1 year	1 year	2-4 years	More than 5 years
CDO I bonds payable	$508,500	$—	$—	$—	$508,500
CDO II bonds payable	849,200	—	—	—	849,200
Mortgage notes payable	54,964	54,964	—	—	—
Trust preferred securities	50,000	—	—	—	50,000

Total	$1,462,664	$54,964	$—	$—	$1,407,700

Mortgage Notes Payable

On December 14, 2005, Springhouse, one of our consolidated joint ventures, obtained a $26,175 mortgage loan in conjunction with the acquisition of real estate located in Prince George’s County, Maryland. The loan is guaranteed by Bozzuto Associates, Inc., or Bozzuto, our joint venture partner, matures on December 14, 2008, and bears interest at 30-day LIBOR plus 1.75%. As of September 30, 2008 and December 31, 2007, respectively, the outstanding balance was $25,794 and $25,729. The loan is secured by the Springhouse property and there is no recourse to us. We are currently in the process of marketing the Springhouse property for sale. In the event we are unable to sell the property before the maturity date of the mortgage, or at all, we will be unable to satisfy the obligation for the mortgage at the maturity date and may be required to (i) pay default interest after the maturity default, (ii) contribute additional capital to facilitate an extension and protect our interest, (iii) pay significant extension fees or (iv) seek financing from a different lender, which may not be available. We may also lose the property through foreclosure by the first mortgage holder. The occurrence of any of these events could further impair our position.

On March 28, 2006, Loch Raven, one of our consolidated joint ventures, obtained a $29,170 mortgage loan in conjunction with the acquisition of real estate located in Baltimore, Maryland. The loan is guaranteed by Bozzuto, our joint venture partner, matures on April 1, 2009, and bears interest at a fixed rate of 5.96%. As of September 30, 2008 and December 31, 2007 the outstanding balance was $29,170. The loan is secured by the Loch Raven property and there is no recourse to us. As discussed in Note 3, in the third quarter of 2008, management made a decision to no longer fund operating deficits at the Loch Raven property, which will likely result in the first mortgage holder foreclosing on our position. We do not expect further losses as the net carrying value of Loch Raven assets and liabilities, including the mortgage payable, is less than zero after reflecting the impairment of long-lived assets recorded in the third quarter of 2008.

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

CDO Bonds Payable

On March 28, 2006, we closed on our first CDO issuance (“CDO I”) and retained the entire BB rated J Class with a face amount of $24,000 for $19,200, retained the entire B-rated K Class with a face amount of $20,250 for $14,150 and also retained the non-rated common and preferred shares of CDO I, which issued the CDO bonds with a face amount of $47,250 for $51,740. We issued and sold CDO bonds with a face amount of $508,500 in a private placement to third parties. The proceeds of the CDO issuance were used to repay substantially all of the outstanding principal balance of our then existing two warehouse facilities with an affiliate of Deutsche Bank Securities Inc. of $343,556 and all of the outstanding principal balance of our then existing warehouse facilities with the Bank of America Securities, LLC of $16,250 at closing. The CDO bonds are collateralized by real estate debt investments, consisting of B Notes, mezzanine loans, whole loans and CMBS investments, which are recorded in our unaudited condensed consolidated balance sheet at September 30, 2008. Our Manager acts as the collateral manager for our CDO subsidiary but does not receive any fees in connection therewith. CDO I is not a qualified special purpose entity (“QSPE”) as defined under FASB Statement No. 140, (“SFAS 140”) “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” due to certain permitted activities of CDO I that are not consistent with activities of a QSPE permitted under SFAS 140, such as having the ability to sell impaired securities and acquire replacement securities with the proceeds at the discretion of the collateral administrator. CDO I is consolidated in our financial statements and we have accounted for the CDO I transaction as a financing. The collateral assets that we transferred to CDO I are reflected in our balance sheet. The bonds issued to third parties are reflected as debt on our balance sheet. As of September 30, 2008, CDO bonds of $508,500 were outstanding, with a weighted average interest rate of 3.71%.

In March 2007, Wachovia acted as the exclusive structurer and placement agent with respect to our second CDO transaction (“CDO II”) totaling $1,000,000, which priced on March 2, 2007, and closed on April 2, 2007. We sold $880,000 of bonds with an average cost of 90-day LIBOR plus 40.6 basis points and retained 100% of the equity interests in our CDO subsidiary that issued the CDO notes consisting of preferred and common shares. The notes issued by our CDO subsidiary are secured initially by a portfolio of whole loans, B Notes, mezzanine loans and CMBS. Our Manager acts as the collateral manager for our CDO subsidiary but does not receive any fees in connection therewith. We acted as the advancing agent in connection with the issuance of the CDO notes. CDO II is not a QSPE as defined under SFAS 140 due to certain permitted activities of CDO II that are not consistent with activities of a QSPE permitted under SFAS 140, such as having the ability to sell impaired securities and acquire replacement securities with the proceeds at the discretion of the collateral administrator. CDO II is consolidated in our financial statements and we account for the CDO II transaction as a financing. The collateral assets that we transferred to CDO II are reflected in our balance sheet. The bonds issued to third parties are reflected as debt on our balance sheet. As of September 30, 2008, CDO bonds of $849,200 were outstanding, with a weighted average interest rate of 3.49%. As of September 30, 2008, we had a $75,000 revolver available with $44,200 of borrowing outstanding and $30,800 of remaining capacity. The revolver is available to fund future funding commitments on loans.

The majority of our investments are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain interest coverage and asset over collateralization covenants that must be met in order for us to receive such payments. If we fail our interest coverage or asset over collateralization covenants in either of our CDOs, all cash flows from the CDO would be diverted to repay principal and interest on the outstanding CDO bonds and we would not receive any residual payments until the CDO was back in compliance with such tests. The Company continues to be in compliance with all such covenants as of September 30, 2008. In the event of a breach of our CDO covenants that we could not cure in the near term, we would be required to fund management fees through December 31, 2008, interest on trust preferred securities and other expenses (including compensation expenses after December 31, 2008) through (i) cash on hand, (ii) income from any CDO not in default, (iii) sale of unencumbered assets or (iv) accessing debt or equity capital markets, if available. We have the ability to cure defaults, which would resume normal residual payments to us, by purchasing non-performing loans out of our CDOs. However, we may not have sufficient liquidity available to do so at such time. To the extent such noncompliance continues for an extended period of time, our ability to continue as a going concern may be jeopardized. At September 30, 2008, our most restrictive covenants on our CDOs had an interest coverage ratio of 1.94x and 1.47x for CDO I and CDO II, respectively, compared to minimum requirements of 1.21x and 1.09x. At September 30, 2008, our most restrictive covenants on our CDOs had an asset over collateralization ratio of 1.16x and 1.13x for CDO I and CDO II, respectively, compared to minimum requirements of 1.12x and 1.10x.

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

A reconciliation of fair value to unpaid principal for junior subordinated debentures at September 30, 2008 is as follows:

	Unpaid Principal at September 30, 2008	Unrealized Gain	Fair Value at September 30, 2008
Junior subordinated debentures	$50,000	$(36,020)	$13,980

NOTE 11—COMMITMENTS AND CONTINGENCIES

Litigation

On October 30, 2007, a putative class action lawsuit was commenced in the United States District Court for the District of Connecticut against CBRE Realty Finance, Inc., our former chief financial officer and our former chief executive officer seeking remedies under the Securities Act of 1933, as amended. Amended complaints filed on March 25, 2008 and May 6, 2008 added our chairman and the underwriters that participated in our October 2006 initial public offering as additional defendants. The plaintiffs allege that the registration statement and prospectus relating to the initial public offering contained material misstatements and material omissions. Specifically, the plaintiffs allege that management had knowledge of certain loan impairments and did not properly disclose or record such impairments in the financial statements. The plaintiffs seek to represent a class of all persons who purchased or otherwise acquired our common stock between September 29, 2006 and August 6, 2007 and seek damages in an unspecified amount. On July 29, 2008, we filed a Motion to Dismiss the putative class action suit with the federal district court for the District of Connecticut. Oral argument before the court has been scheduled for November 2008 in connection with the Motion to Dismiss.

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

We believe that the allegations and claims against us and our directors, former chief financial officer and former chief executive officer are without merit and we intend to contest these claims vigorously. An adverse resolution of the action could have a material adverse effect on our financial condition and results of operations in the period in which the lawsuits and claims are resolved. We are not presently able to estimate potential losses to us, if any, related to these lawsuits and claims.

Unfunded Commitments

We currently have unfunded commitments to fund loan advances and joint venture equity contributions. The table below summarizes our unfunded commitments as of September 30, 2008:

	Total Commitment Amount	Current Funded Amount	Total Unfunded Commitment
Loans	$361,446	$329,896	$31,550
Joint Venture Equity	16,600	16,546	54

Total	$378,046	$346,442	$31,604

Approximately $31,423 of the unfunded commitments above can be funded through restricted cash or our CDO revolver.

Severance and Retention Plan Obligation

We have a severance and retention plan in place for employees of the Manager, including our executive officers, which could result in an obligation of up to $2,424. The benefits are payable to the employees of the Manager if employment with the Manager is terminated without cause or the employee is not offered a comparable position within specified distances of Hartford, CT after the occurrence of a “Strategic Transaction,” which is defined as (i) a sale of all or substantially all of our company, or all or substantially all of the assets of our company; (ii) a liquidation of our company; (iii) the admission of a new external manager to our company; (iv) the sale of 50% or more of the voting securities of our company; or (v) the internalization of employees of the Manager into our company. For employees representing $2,074 of the $2,424 benefit, in the event an employee is not involuntarily terminated and is offered a comparable position after the occurrence of a Strategic Transaction, the benefit would then be payable in two equal installments on the first and second anniversary dates of the Strategic Transaction, assuming such employee remains employed with us or our successor at each anniversary date. In addition to the severance and retention plan, we also have an obligation of up to $500 for certain executive officers of our Manager that are eligible to receive a special bonus upon the earlier of (i) the consummation of a Strategic Transaction, subject to certain exceptions, or (ii) April 30, 2009. At September 30, 2008, we have accrued a liability of $1,209 for plan benefits earned that we expect to pay under this plan.

NOTE 12—RELATED PARTY TRANSACTIONS

Management Agreement

Upon completion of our June 2005 private offering, we entered into a management agreement with our Manager, which was subsequently amended and restated on April 29, 2008 and further amended on October 13, 2008, pursuant to which our Manager provides for the day-to-day management of our operations and receives substantial fees in connection therewith. The management agreement requires our Manager to manage our business affairs in conformity with the policies and the investment guidelines that are approved and monitored by our board of directors. Ray Wirta, our chairman, is the vice chairman of CBRE, Kenneth J. Witkin, our chief executive officer and president and one of our directors, is the executive managing director of our Manager and Michael J. Melody, one of our directors as of September 30, 2008, is the vice chairman in CBRE/Melody. As of September 30, 2008, Mr. Wirta does not hold an economic interest in our Manager and Messrs. Witkin and Melody and our other executive officers indirectly hold an economic interest in our Manager. Our chairman and chief executive officer and president also serve as officers and/or directors of our Manager. As a result, the management agreement between us and our Manager was negotiated between related parties, and the terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Our executive officers and directors own approximately 9.8% of our Manager.

Our management agreement has an initial term through December 31, 2008 with automatic one-year extension options for each anniversary date thereafter unless (i) at least two-thirds of our independent directors or the holders of at least a majority of our outstanding common stock agree not to automatically renew because there has been unsatisfactory performance by our Manager that is materially detrimental to our company or (ii) the compensation payable to our Manager is unfair; provided, that we will not have the right to terminate this agreement by claiming unfair compensation to our Manager if our Manager agrees to continue to provide the services under this agreement at a fee that is at least two-thirds of the amount that our independent directors determine to be fair. During the initial term, we may decline to renew the management agreement by providing written notice to our Manager at any time prior to November 30, 2008, in the event of which the management agreement will terminate on December 31, 2008. Additionally, our Manager may decline to renew the management agreement by providing written notice to us no later than November 30, 2008 but not earlier than November 1, 2008, in the event of which the management agreement will also terminate on December 31, 2008. We also have the option to purchase our Manager until the earlier of the termination of the management agreement or December 31, 2008, subject to certain conditions. No termination fee will be payable to our Manager if the management agreement is terminated under any of the circumstances described in the preceding three sentences. After the initial term, our independent directors will review our Manager’s performance annually and the management agreement may be terminated subject to certain termination rights.

We pay our Manager an annual management fee monthly in arrears equal to 1/12th of the sum of (i) 2.0% of our gross stockholders’ equity (as defined in the management agreement), or equity, of the first $400,000 of our equity, (ii) 1.75% of our gross stockholders’ equity in an amount in excess of $400,000 and up to $800,000 and (iii) 1.5% of our gross stockholders’ equity in excess of $800,000. Additionally, from July 26, 2006 to September 27, 2006, we considered the outstanding trust preferred securities as part of gross stockholders’ equity in calculating the base management fee. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees. For the three and nine months ended September 30, 2008 and 2007, respectively, we paid $1,249, $4,455, $1,997, and $6,115 to our Manager for the base management fee under this agreement. As of September 30, 2008 and December 31, 2007, respectively, $308 and $533 of management fees were accrued.

In addition to the base management fee, our Manager may receive quarterly incentive compensation. The purpose of the incentive compensation is to provide an additional incentive for our Manager to achieve targeted levels of Funds From Operations (as defined in the management agreement) (after the base management fee and before incentive compensation) and to increase our stockholder value. Our Manager may receive quarterly incentive compensation in an amount equal to the product of: (i) twenty-five percent (25%) of the dollar amount by which (A) our Funds From Operations (after the base management fee and before the incentive fee) per share of our common stock for such quarter (based on the weighted average number of shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of our common stock in our June 2005 private offering and the prices per share of our common stock in any subsequent offerings (including our IPO), multiplied by (2) the greater of (a) 2.25% or (b) 0.75% plus one-fourth of the Ten Year Treasury Rate (as defined in the management agreement) for such quarter, multiplied by (ii) the weighted average number of shares of our common stock outstanding during the such quarter. We will record any incentive fees as a management fee expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the management agreement. For the three and nine months ended September 30, 2008 and 2007, respectively, no amounts were paid or were payable to our Manager for the incentive management fee under this agreement.

The management agreement also provides that we will reimburse our Manager for various expenses incurred by our Manager or its affiliates for documented expenses of our Manager or its affiliates incurred on our behalf, including but not limited to costs associated with formation and capital raising activities and general and administrative expenses. Without regard to the amount of compensation received under the management agreement, our Manager is responsible for the salaries and bonuses of its officers and employees. As of September 30, 2008 and December 31, 2007, respectively, $104 and $138 of expense reimbursements were accrued and are included in other liabilities.

Pursuant to the management agreement, after April 30, 2008, CBRE and CBRE Melody & Company may compete with us with respect to the acquisition and finance of real estate-related loans, structured finance debt investments and CMBS. In addition, we are responsible for severance of all employees of our Manager, including certain of our executive officers, an obligation that we estimate will not exceed $2,924.

The management agreement with our Manager expires on December 31, 2008 and, subsequent to September 30, 2008, we, our Manager and CBRE|Melody mutually determined not to renew the management agreement. The management agreement will expire by its terms on December 31, 2008. The expiration of the management agreement will end our affiliation with CBRE and affiliates of CBRE effective December 31, 2008. As a result, we will be internalizing the operations currently performed by our Manager into our Company through either (i) the acquisition of our Manager for consideration of $1 as provided for in our amended management agreement or (ii) the hiring of the employees currently employed by our Manager. In addition to securing necessary employee resources, we will also be required to replace functions currently performed or facilitated by CBRE|Melody such as replacing payroll and other back office functions and obtaining standalone insurance coverage. After the management agreement expires by its terms, we will no longer pay any management fees. However, such fees will be replaced by costs that had been absorbed by our Manager, primarily consisting of compensation costs. No fees will be paid by us in connection with the expiration of the management agreement. Management is currently in the process of transitioning to an internal structure, including obtaining required approvals from CDO bondholders, and expects to have all necessary activities completed by December 31, 2008.

Collateral Management Agreements

In connection with the closing of CDO I, in March 2006, the Issuer, CBRE Realty Finance CDO 2006-1 Ltd., entered into a collateral management agreement with our Manager. Pursuant to this agreement, our Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. This collateral management agreement provides for a senior collateral management fee, payable monthly in accordance with the priority of payments as set forth in the indenture, equal to 1/12 of 0.10% per annum of the net outstanding portfolio balance, and an additional subordinate collateral management fee, payable monthly in accordance with the priority of payments as set forth in the indenture, equal to 1/12 of 0.15% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. Effective March 28, 2006, until further notice, the collateral manager agreed to remit to us the collateral management fees that it is entitled to receive. At September 30, 2008, we owned all of the non-investment grade bonds, preferred equity and equity in CDO I. The senior collateral management fee and the subordinate collateral management fee is allocated to us. For the three and nine months ended September 30, 2008 and 2007, we did not reimburse our Manager for any expenses to our Manager under such collateral management agreement.

In connection with the closing of CDO II, in April 2007, the Issuer, CBRE Realty Finance CDO 2007-1 Ltd., entered into a collateral management agreement with our Manager. Pursuant to this agreement, our Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. This collateral management agreement provides for a senior collateral management fee, payable monthly in accordance with the priority of payments as set forth in the indenture, equal to 1/4 of 0.15% per annum of the net outstanding portfolio balance, and an additional subordinate collateral management fee, payable monthly in accordance with the priority of payments as set forth in the indenture, equal to 1/4 of 0.20% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. The collateral manager agreed to remit to us the collateral management fees that it is entitled to receive. At September 30, 2008, we owned all of the non-investment grade bonds, preferred equity and equity in the CDO. The senior collateral management fee and the subordinate collateral management fee is allocated to us. For the three and nine months ended September 30, 2008 and 2007, we did not reimburse our Manager for any expenses to our Manager under such collateral management agreement.

Affiliates

As of September 30, 2008, an affiliate of our Manager, CBRE Melody of Texas, LP and its principals, owned 1.1 million shares (which were purchased in our June 2005 private offering) of our common stock, 300,000 shares of restricted common stock, and had options to purchase an additional 500,000 shares of common stock.

GEMSA Servicing

GEMSA Loan Services, L.P., which we refer to as GEMSA, is utilized by us as a loan servicer. GEMSA is a joint venture between CBRE|Melody & and GE Capital Real Estate. GEMSA is a rated master and primary servicer. Our fees for GEMSA’s services are at what we believe to be market rates. For the three and nine months ended September 30, 2008 and 2007, we paid or had payable an aggregate of approximately $61, $189, $68, and $182, respectively, to GEMSA in connection with its loan servicing of a part of our portfolio.

CBRE License Agreement

In connection with our June 2005 private offering, we entered into a license agreement with CBRE and one of its affiliates pursuant to which they granted us a non-exclusive, royalty-free license to use the name “CBRE.” Under this agreement, we have a right to use the “CBRE” name, as long as our Manager or one of its affiliates remains our manager and our manager remains an affiliate of CBRE. Other than with respect to this limited license, we have no legal right to the “CBRE” name. CBRE has the right to terminate the license agreement if its affiliate is no longer acting as our manager. After the management agreement expires by its terms on December 31, 2008, we will be required to change our name and will no longer have the right to use the “CBRE” mark in our name or in the name of any of our subsidiaries.

Torto Wheaton Research License Agreement

Torto Wheaton Research, or TWR, is a wholly-owned subsidiary of CBRE that provides research products and publications to us under a license agreement. The cost of this license agreement is at what we believe to be market rates. For the three and nine months ended September 30, 2008 and 2007, we paid or had payable an aggregate of approximately $0, $55, $0, and $55, respectively, in licensing fees to TWR in connection with the license agreement.

NOTE 13—STOCKHOLDERS’ EQUITY

Capital Stock

Our authorized capital stock consists of 150,000,000 shares of capital stock, $0.01 par value per share, of which we have authorized the issuance of 100,000,000 shares of common stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2008 and December 31, 2007, 30,863,100 and 30,920,225 shares, respectively, of our common stock were issued and outstanding and no shares of our preferred stock were issued and outstanding.

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

A summary of our stock options is as follows:

	Nine months ended September 30, 2008		Year ended December 31, 2007
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	979,102	$14.22	866,434	$15.00
Granted	—	—	136,000	9.22
Lapsed or cancelled	(84,401)	13.73	(23,332)	13.85

Balance at end of period	894,701	$14.27	979,102	$14.22

Exercisable	807,907	$14.85	576,906	$14.89

As of September 30, 2008, 112,350 awards were available for issuance under the 2005 Equity Incentive Plan. At September 30, 2008 and December 31, 2007, there were 208,162 and 530,063 unvested restricted shares outstanding, respectively. Stock-based compensation expense for restricted stock reflects an expected forfeiture assumption of 8.0% for the three and nine months ended September 30, 2008.

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

The assumptions used in such model as of September 30, 2008 are as follows:

Input Variables	June 2005 Grant	January 2006 Grant	August 2006 Grant	September 2006 Grant	March 2007 Grant	September 2007 Grant	December 2007 Grant
Exercise Price	$15.00	$15.00	$15.00	$15.00	$13.08	$5.89	$5.34
Remaining term (in years)	1.7	2.3	2.9	3.0	3.4	3.9	4.2
Risk-free interest rate	1.9%	2.1%	2.3%	2.3%	2.5%	2.6%	2.7%
Volatility	54.9%	49.7%	45.8%	45.8%	43.2%	41.1%	41.1%
Dividend yield	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Estimated forfeitures	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%
Estimated fair value	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

The assumptions used in such model as of September 30, 2007 are as follows:

Input Variables	June 2005 Grant	January 2006 Grant	August 2006 Grant	September 2006 Grant	March 2007 Grant	September 2007 Grant
Exercise Price	$15.00	$15.00	$15.00	$15.00	$13.08	$5.89
Remaining term (in years)	2.7	3.3	3.9	4.0	4.4	4.9
Risk-free interest rate	4.1%	4.1%	4.1%	4.1%	4.2%	4.2%
Volatility	27.8%	26.7%	27.1%	27.1%	27.6%	29.4%
Dividend yield	14.9%	14.9%	14.9%	14.9%	14.9%	14.9%
Estimated forfeitures	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%
Estimated fair value	$0.00	$0.00	$0.01	$0.01	$0.02	$0.29

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

On the date we enter into a derivative contract, the derivative is designated as: (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized liability; (2) a hedge of exposure to fair value of a recognized fixed-rate asset; or (3) a contract not qualifying for hedge accounting.

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

We use interest rate swaps and basis swaps to hedge all or a portion of the interest rate risk associated with its borrowings. The counterparties to these contractual arrangements are Deutsche Bank AG, New York, and Wachovia, with which we and our affiliates may also have other financial relationships. Our hedging transactions using derivative instruments also involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The severe issues in the credit markets have significantly raised concerns over counterparty credit risk, even with those counterparties long perceived to be safe due to their size, history and reputation. As of September 30, 2008, we believe our counterparty credit risk is minimal given that we are in a net liability position for each counterparty that we have open hedging transactions with. As a result, we do not anticipate that any counterparty will fail to meet their obligations. We will continue to closely monitor our hedge positions and consider counterparty credit risk; however, there can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

The following table summarizes the fair value of the derivative instruments held as of September 30, 2008:

Contract	Estimated Fair Value at September 30, 2008
Interest rate swaps	$(44,723)
Basis swaps	71

Total	$(44,652)

The following table summarizes the fair value of the derivative instruments held as of December 31, 2007:

Contract	Estimated Fair Value at December 31, 2007
Interest rate swaps	$(40,403)
Basis swaps	125

Total	$(40,278)

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

The following table presents a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Net Income Used to Calculate Earnings Per Share:
Net income (loss) from continuing operations	$(52,526)	$5,682	$(39,782)	$3,108
Net income (loss) from discontinued operations	(2,997)	(55,641)	962	(56,051)

Net loss	$(55,523)	$(49,959)	$(38,820)	$(52,943)

Basic and Diluted:
Weighted-average number of shares outstanding (in thousands)	30,631	30,378	30,515	30,253
Plus: Incremental shares from assumed conversion of dilutive instruments (in thousands)	—	—	—	—

Adjusted weighted-average number of shares outstanding	30,631	30,378	30,515	30,253

Basic and diluted earnings per share from continuing operations	$(1.71)	$0.19	$(1.30)	$0.10
Basic and diluted earnings per share from discontinued operations	(0.10)	(1.83)	0.03	(1.85)

Basic and diluted earnings per share	$(1.81)	$(1.64)	$(1.27)	$(1.75)

NOTE 16—DIVIDENDS

On September 24, 2008, we declared dividends of $0.05 per share of common stock, payable with respect to the three month period ended September 30, 2008, to stockholders of record at the close of business on September 30, 2008. We paid these dividends on October 17, 2008.

NOTE 17—SUBSEQUENT EVENT

On October 13, 2008, we, our Manager, CBRE and CBRE|Melody entered into the First Amendment (the “First Amendment”) to Amended and Restated Management Agreement, dated April 29, 2008. The First Amendment extended the time period during which the Company and/or the Manager may provide notice to terminate the Management Agreement from the period between October 1, 2008 and October 31, 2008 to the period between November 1, 2008 and November 30, 2008.

        The management agreement with our Manager expires on December 31, 2008 and, subsequent to September 30, 2008, we, our Manager and CBRE|Melody mutually determined not to renew the management agreement. The management agreement will expire by its terms on December 31, 2008. The expiration of the management agreement will end our affiliation with CBRE and affiliates of CBRE effective December 31, 2008. As a result, we will be internalizing the operations currently performed by our Manager into our Company through either (i) the acquisition of our Manager for consideration of $1 as provided for in our amended management agreement or (ii) the hiring of the employees currently employed by our Manager. In addition to securing necessary employee resources, we will also be required to replace functions currently performed or facilitated by CBRE|Melody such as replacing payroll and other back office functions and obtaining standalone insurance coverage. After the management agreement expires by its terms, we will no longer pay any management fees. However, such fees will be replaced by costs that had been absorbed by our Manager, primarily consisting of compensation costs. No fees will be paid by us in connection with the expiration of the management agreement. Management is currently in the process of transitioning to an internal structure, including obtaining required approvals from CDO bondholders, and expects to have all necessary activities completed by December 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

CBRE Realty Finance, Inc. was organized in Maryland on May 10, 2005, as a commercial real estate specialty finance company focused on originating and acquiring whole loans, bridge loans, subordinate interests in whole loans, or B Notes, commercial mortgage-backed securities, or CMBS, and mezzanine loans, primarily in the United States. Unless the context requires otherwise, all references to “we,” “our,” and “us” in this quarterly report mean CBRE Realty Finance, Inc., a Maryland corporation, our wholly-owned and majority-owned subsidiaries and our ownership in joint venture assets and real estate projects. As of September 30, 2008, we also own interests in eight joint venture assets, two of which are consolidated in the condensed consolidated financial statements. We commenced operations on June 9, 2005. We are a holding company and conduct our business through wholly-owned or majority-owned subsidiaries.

We are externally managed and advised by CBRE Realty Finance Management, LLC, our Manager, an indirect subsidiary of CB Richard Ellis Group, Inc., or CBRE, and a direct subsidiary of CBRE Melody & Company, or CBRE|Melody. As of September 30, 2008, CBRE|Melody also owned an approximately 4.5% interest in the outstanding shares of our common stock. In addition, certain of our executive officers and directors owned an approximately 6.7% interest in the outstanding shares of our common stock. The management agreement with our Manager expires on December 31, 2008 and, subsequent to September 30, 2008, we, our Manager and CBRE|Melody mutually determined not to renew the management agreement. The management agreement will expire by its terms on December 31, 2008. The expiration of the management agreement will end our affiliation with CBRE and affiliates of CBRE effective December 31, 2008. As a result, we will be internalizing the operations currently performed by our Manager into our Company through either (i) the acquisition of our Manager for consideration of $1 as provided for in our amended management agreement or (ii) the hiring of the employees currently employed by our Manager. In addition to securing necessary employee resources, we will also be required to replace functions currently performed or facilitated by CBRE|Melody such as replacing payroll and other back office functions and obtaining standalone insurance coverage. After the management agreement expires by its terms, we will no longer pay any management fees. However, such fees will be replaced by costs that had been absorbed by our Manager, primarily consisting of compensation costs. No fees will be paid by us in connection with the expiration of the management agreement. Management is currently in the process of transitioning to an internal structure, including obtaining required approvals from CDO bondholders, and expects to have all necessary activities completed by December 31, 2008.

In connection with becoming an internally managed company, we intend to change our name to Realty Finance Corporation effective on January 1, 2009.

In contemplation with internalization, Michael J. Melody and David P. Marks have agreed to resign from our board of directors effective as of November 4, 2008. Mr. Melody and Mr. Marks have served on our Board since 2005.

On November 4, 2008, the 30 trading-day average market capitalization of our common stock fell below $25 million, resulting in the permanent delisting of our common stock from the New York Stock Exchange. Our common stock will now being traded through normal brokerage channels on the OTC Bulletin Board (“OTCBB”). The OTCBB is an electronic, regulated quotation service that displays real-time quotes, last-sale prices, and volume information for over-the-counter equity securities issued by companies that are subject to periodic filing requirements with the SEC or other regulatory authority. While the trading on our common stock on the OTCBB does not affect our business operations, the trading volume and liquidity of our common stock may be adversely impacted.

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

In July 2007, when concerns over the sub-prime residential markets began impacting liquidity and valuations in the commercial real estate market, we suspended new investment activity due to the uncertainty about our ability to secure short-term financing under repurchase agreements and long-term financing through the use of CDOs. Although we do not have any direct sub prime exposure or direct exposure to the single family mortgage market, the factors described above have resulted in substantially reduced mortgage loan originations and securitizations, and caused more generalized credit market dislocations and a significant contraction in available credit. As a result, most financial industry participants, including commercial real estate lenders and investors, continue to find it difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt.

During the first nine months of 2008, the global capital markets continued to experience tremendous volatility and a wide-ranging lack of liquidity. The impact of the global credit crisis on our sector has been acute. Transaction volume has declined significantly, credit spreads for all forms of mortgage debt have reached all-time highs, issuance levels of commercial mortgage backed securities, or CMBS, have ground to a halt, and other forms of financing from the debt markets have been dramatically curtailed. Financial institutions still hold significant inventories of unsold loans and CMBS, creating a further overhang on the markets. We believe that the continuing dislocation in the debt capital markets, coupled with a slowdown in the U.S. economy, has already reduced property valuations and will ultimately impact real estate fundamentals. These developments can impact and have impacted the performance of our existing portfolio of assets. Furthermore, the volatility in the capital markets has caused stress to all financial institutions and, our business is dependent upon these counterparties for, among other things, financing and interest rate derivatives. As we await the credit and capital markets to improve and stabilize, our primary focus has been securing our liquidity by paying down and terminating outstanding short-term repurchase agreements and managing our existing portfolio of assets to minimize credit risks where possible. The current credit and capital market environment remains unstable and we continue to review and analyze the impact on potential avenues of liquidity. We expect credit and capital market conditions to continue to be challenging throughout the remainder of 2008 and into 2009.

Subsequent to September 30, 2008, we substantially completed the process of evaluating strategic and operational initiatives with Goldman Sachs. Based on the continued decline in the capital and credit markets which has had a severe adverse impact on our valuations and our ability to obtain financing, management concluded that a sale of our company, merger or other business combination, capital investment or other strategic alternatives at the present time was either not available or was not in the best interest of stockholders. We will continue to explore and evaluate future opportunities as they present themselves, however, our primary focus will remain on maximizing the value of our current $1.4 billion investment portfolio and non-recourse long-term financing in place through our two CDOs. As a result of the rapidly changing and evolving markets that continue to create challenges in our industry and in the general economy, we are experiencing the following: (i) no loan originations or other investment activity, (ii) lower operating margins due to lack of scale, (iii) reduced access to capital, if at all, and if such capital is available at significantly increased costs, (iv) an increase in non-performing loans and watch list assets and (v) reduced cash available for distribution to stockholders, particularly as our portfolio is reduced by scheduled maturities, prepayments and non-performing loans. Our $1.4 billion investment portfolio has decreased by approximately 15% from December 31, 2007 based on these factors.

As we continue to assess the impact of the credit and capital markets on our long-term business strategy, we have been focused on actively managing our existing investment portfolio. As of September 30, 2008, the net carrying value of our investments was approximately $1.4 billion, including origination costs and fees and net of repayments and sales of partial interests in loans and CMBS, with a weighted average spread to 30-day LIBOR of 311 basis points for our floating rate investments and a weighted average yield of 7.13% for our fixed rate investments. Our portfolio is comprised solely of commercial real estate debt and equity investments with no sub-prime exposure. We have long-term financing in place through our first CDO issuance, which provides approximately $508.5 million of financing with an average cost of 30-day LIBOR plus 50.6 basis points and our second CDO issuance which provides $849.2 million of financing with an average cost of 90-day LIBOR plus 40.6 basis points. Our CDOs contain reinvestment periods of five years during which we can use the proceeds of loan repayments to fund new investments. As of September 30, 2008, we had approximately 2.5 years and 3.5 years remaining in our reinvestment period for our first and second CDO, respectively.

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends, fund debt service and for other general corporate purposes. On September 30, 2008, we had approximately $18.7 million of unrestricted cash and cash equivalents. We have long-term financing for 100% of our encumbered portfolio in place through our existing CDOs and mortgage loans. Our primary sources of funds for short-term liquidity requirements, including working capital, distributions, if any, debt service and additional investments, if any, consist of (i) cash flow from operations; (ii) proceeds from our existing CDOs; (iii) proceeds from principal and interest payments on our unencumbered investments; (iv) proceeds from potential loan and asset sales; and, to a lesser extent, (v) new financings or additional securitization or CDO offerings and (vi) proceeds from additional common or preferred equity offerings. We believe these sources of funds will be sufficient to meet our liquidity requirements for at least the next twelve months.

Due to continued market turbulence, we do not anticipate having the ability in the near term to access debt capital through warehouse lines, new CDO issuances, or new trust preferred issuances. We continue to explore equity and other capital raising options as well as other strategic alternatives as they present themselves; however, in the event we are not able to successfully secure financing, we will rely on cash flows from operations, principal payments on our investments, and proceeds from asset and loan sales to satisfy these requirements. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds therefrom or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations and ability to make distributions to our stockholders.

Our current and future borrowings may require us, among other restrictive covenants, to keep uninvested cash on hand, to maintain a certain portion of our assets free from liens and to secure such borrowings with our assets. These conditions could limit our ability to do further borrowings. If we are unable to make required payments under such borrowings, breach any representation or warranty in the loan documents or violate any covenant contained in a loan document, our lenders may accelerate the maturity of our debt or require us to pledge more collateral. If we are unable to pay off our borrowings in such a situation, (i) we may need to prematurely sell the assets securing such debt, (ii) the lenders could accelerate the debt and foreclose on our assets that are pledged as collateral to such lenders, (iii) such lenders could force us into bankruptcy, (iv) such lenders could force us to take other actions to protect the value of their collateral and (v) our other debt financings could become immediately due and payable. Any such event would have a material adverse effect on our liquidity, the value of our common stock and the ability to make distributions to our stockholders.

The majority of our investments are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain interest coverage and asset over collateralization covenants that must be met in order for us to receive such payments. If we fail our interest coverage or asset over collateralization covenants in either of our CDOs, all cash flows from the CDO would be diverted to repay principal and interest on the outstanding CDO bonds and we would not receive any residual payments until the CDO was back in compliance with such tests. The Company continues to be in compliance with all such covenants as of September 30, 2008. In the event of a breach of our CDO covenants that we could not cure in the near term, we would be required to fund management fees through December 31, 2008, interest on trust preferred securities and other expenses (including compensation expenses after December 31, 2008) through (i) cash on hand, (ii) income from any CDO not in default, (iii) sale of unencumbered assets or (iv) accessing debt or equity capital markets, if available. We have the ability to cure defaults, which would resume normal residual payments to us, by purchasing non-performing loans out of our CDOs. However, we may not have sufficient liquidity available to do so at such time. To the extent such noncompliance continues for an extended period of time, our ability to continue as a going concern may be jeopardized. At September 30, 2008, our most restrictive covenants on our CDOs had an interest coverage ratio of 1.94x and 1.47x for CDO I and CDO II, respectively, compared to minimum requirements of 1.21x and 1.09x. At September 30, 2008, our most restrictive covenants on our CDOs had an asset over collateralization ratio of 1.16x and 1.13x for CDO I and CDO II, respectively, compared to minimum requirements of 1.12x and 1.10x.

As of September 30, 2008, our investment portfolio of approximately $1.4 billion in assets, including origination costs and fees, and net of repayments and sales of partial interests in loans, consisted of the following:

				Weighted Average
Security Description	Carrying Value	Number of Investments	Percent of Total Investments	Coupon	Yield to Maturity	LTV
	(In thousands)
Whole loans(1)	$855,156	39	55.8%	6.53%	6.34%	71%
B Notes	218,401	11	14.3%	7.55%	7.88%	53%
Mezzanine loans	260,934	13	17.0%	9.24%	8.94%	53%
CMBS	155,934	67	10.2%	5.86%	7.22%	—
Joint venture investments(2)	41,391	8	2.7%	—	—	—

Total investments	$1,531,816	138	100.0%
Loan loss reserve	(122,402)

Total investments, net	$1,409,414

(1)	Includes originated whole loans, acquired whole loans and bridge loans.
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

In response to recent market disruptions, legislators and financial regulators implemented a number of mechanisms designed to add stability to the financial markets, including the provision of direct and indirect assistance to distressed financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve to provide liquidity to the commercial paper markets and temporary prohibitions on short sales of certain financial institution securities. On October 3, 2008, the President of the United States signed into law the Emergency Economic Stabilization Act of 2008, or the EESA. The EESA provides the U.S. Secretary of Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on, or related to, such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress. In addition, the U.S. Secretary of Treasury has the authority to establish a program to guarantee, upon request from a financial institution, the timely payment of principal and interest on these financial assets. The overall effects of these and other legislative and regulatory efforts on the financial markets is uncertain, and they may not have the intended stabilization effects. Should these or other legislative or regulatory initiatives fail to stabilize and add liquidity to the financial markets, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Even if legislative or regulatory initiatives or other efforts successfully stabilize and add liquidity to the financial markets, we may need to modify our strategies, businesses or operations, and we may incur increased capital requirements and constraints or additional costs in order to satisfy new regulatory requirements or to compete in a changed business environment. It is uncertain what effects recently enacted or future legislation or regulatory initiatives will have on us. Given the volatile nature of the current market disruption and the uncertainties underlying efforts to mitigate or reverse the disruption, we may not timely anticipate or manage existing, new or additional risks, contingencies or developments, including regulatory developments and trends in new products and services, in the current or future environment. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.

In the short-term, we believe the current environment of rapidly changing and evolving markets will provide increasing challenges to our industry, our company and the general economy. While we continue to believe the commercial lending business has strong long-term fundamentals and is being adversely affected by recent volatility in the credit and capital markets, due to these uncertainties, we are experiencing the following: (i) no loan originations or other investment activity, (ii) lower operating margins due to lack of scale, (iii) reduced access to capital, if at all, and if such capital is available at significantly increased costs, (iv) an increase in non-performing loans and watch list assets and (v) reduced cash available for distribution to stockholders, particularly as our portfolio is reduced by scheduled maturities, prepayments and non-performing loans. Our $1.4 billion investment portfolio has decreased by approximately 15% from December 31, 2007 based on these factors.

In July 2007, when concerns over the sub-prime residential markets began impacting liquidity and valuations in the commercial real estate market, we suspended new investment activity due to the uncertainty about our ability to secure short-term financing under repurchase agreements and long-term financing through the use of CDOs. Although we do not have any direct sub-prime exposure or direct exposure to the single family mortgage market, the factors described above have resulted in substantially reduced mortgage loan originations and securitizations, and caused more generalized credit market dislocations and a significant contraction in available credit. As a result, most financial industry participants, including commercial real estate lenders and investors, continue to find it difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt.

During the first nine months of 2008, the global capital markets continued to experience tremendous volatility and a wide-ranging lack of liquidity. The impact of the global credit crisis on our sector has been acute. Transaction volume has declined significantly, credit spreads for all forms of mortgage debt have reached all-time highs, issuance levels of commercial mortgage backed securities, or CMBS, have ground to a halt, and other forms of financing from the debt markets have been dramatically curtailed. Financial institutions still hold significant inventories of unsold loans and CMBS, creating a further overhang on the markets. We believe that the continuing dislocation in the debt capital markets, coupled with a slowdown in the U.S. economy, has already reduced property valuations and will ultimately impact real estate fundamentals. These developments can impact and have impacted the performance of our existing portfolio of assets. Furthermore, the volatility in the capital markets has caused stress to all financial institutions and, our business is dependent upon these counterparties for, among other things, financing and interest rate derivatives. As we await the credit and capital markets to improve and stabilize, our primary focus has been securing our liquidity by paying down and terminating outstanding short-term repurchase agreements and managing our existing portfolio of assets to minimize credit risks where possible. The current credit and capital market environment remains unstable and we continue to review and analyze the impact on potential avenues of liquidity. We expect credit and capital market conditions to continue to be challenging throughout the remainder of 2008 and into 2009.

The current credit and capital market environment remains unstable and we continue to review and analyze the impact on potential avenues of liquidity. Subsequent to September 30, 2008, we substantially completed the process of evaluating strategic and operational initiatives with Goldman Sachs. Based on the continued decline in the capital and credit markets which has had a severe adverse impact on our valuations and our ability to obtain financing, management concluded that a sale of our company, merger or other business combination, capital investment or other strategic alternatives at the present time was either not available or was not in the best interest of stockholders. We will continue to explore and evaluate future opportunities as they present themselves, however, our primary focus will remain on maximizing the value of our current $1.4 billion investment portfolio and non-recourse long-term financing in place through our two CDOs.

Due to our status as a REIT, we are required to distribute at least 90% of our REIT taxable income to stockholders. As our loans are repaid and/or we sell our loans, if we do not begin lending again, we will experience declines in the size of the investment portfolio over time. Net losses and a reduction in the size of our investment portfolio would also result in reduced taxable income and cash available for distribution and a lower dividend as compared to historical standards. Our dividend decreased by $0.12 per share from $0.17 per share for three months ended September 30, 2007 to $0.05 per share for the three months ended September 30, 2008.

During the nine months ended September 30, 2008 and the year ended December 31, 2007, we received approximately $56.3 million and $322 million, respectively, of proceeds from a combination of (i) scheduled principal payments and maturities, (ii) loan prepayments and (iii) loan sales. This trend may continue in the remainder of 2008 and 2009 and we expect we may make a limited number of new investments to fully utilize capacity on our existing CDOs. Our CDOs contain reinvestment periods of five years during which we can use the proceeds of loan repayments, if any, to fund new investments. As of September 30, 2008, we have approximately 2.5 years and 3.5 years remaining in our reinvestment period for our first and second CDOs, respectively. The volume of any new investment activity would be substantially lower than our historical production levels.

As of September 30, 2008, we had approximately $18.7 million of unrestricted cash and cash equivalents. We have long-term financing for 100% of our encumbered portfolio in place through our existing CDOs and mortgage loans. In order to effectively match-fund our investment portfolio, we have aggressively reduced amounts under our former repurchase facility with Wachovia from $217.0 million at September 30, 2007 to being fully repaid in June 2008. We expect the availability of warehouse lines, which we had historically used to finance loan originations that were ultimately packaged in CDO offerings, will be limited in the near to medium term due to reduced liquidity in the CDO market and a lesser appetite for new CDO issuances. As we await the recovery of these traditional avenues of liquidity, we are considering several alternative equity and debt capital raising options, as well as analyzing our fundamental business model.

Results of Operations

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Revenues

Investment income decreased by $13.8 million to $24.5 million for the three months ended September 30, 2008, from $38.3 million for the three months ended September 30, 2007. The primary reason for the decrease was due to lower interest rates on variable rate investments, a lower average investment portfolio balance and a greater number of non-performing loans in the third quarter of 2008 compared to the third quarter of 2007.

Property operating income increased by $0.1 million to $1.1 million for the three months ended September 30, 2008, from $1.0 million for the three months ended September 30, 2007, which primarily represents an increase in rental income from our consolidated Loch Raven joint venture.

Other income decreased by $0.4 million to $0.2 million for the three months ended September 30, 2008, from $0.6 million for the three months ended September 30, 2007. The reduction in other income, which represents interest earned on cash balances primarily from overnight repurchase investments, is the result of lower average cash balances and lower interest rates.

Expenses

Interest expense decreased by $6.4 million to $20.4 million for the three months ended September 30, 2008, from $26.8 million for the three months ended September 30, 2007. The primary components of interest expense included $10.8 million of interest on our CDO financings, $6.0 million attributable to hedging activities, $0.4 million of interest on our consolidated Loch Raven joint venture mortgage and $1.0 million of interest on our trust preferred securities. The primary reason for the decrease in 2008 is due to lower interest rates on variable rate debt and no outstanding debt under short-term warehouse facilities.

Management fees decreased by $0.8 million to $1.1 million for the three months ended September 30, 2008 from $1.9 million for the three months ended September 30, 2007. The reduced fees are a result of a decline in our stockholder’s equity primarily attributable to impairments and loan loss provisions. The management fees, expense reimbursements, formation costs and the relationship between our Manager, our affiliates and us are discussed further in “—Related Party Transactions.”

Property operating expenses were unchanged at $0.8 million for the three months ended September 30, 2008 and 2007, which primarily represents rental expenses from our consolidated Loch Raven joint venture.

General and administrative expenses increased by $2.1 million to $3.9 million for the three months ended September 30, 2008, from $1.8 million for the three months ended September 30, 2007. The largest components of the increase were $0.9 million of compensation expense related to the severance and retention plan for employees of our Manager, $0.4 million increase in stock-based compensation expense, $0.5 million increase in consulting fees incurred in connection with our evaluation of strategic alternatives and $0.1 million increase in legal fees due to costs associated with investigation expense for derivative stockholder claims and the class action lawsuit.

Depreciation and amortization expenses were unchanged at $0.2 million for the three months ended September 30, 2008 and 2007, which primarily represents depreciation and amortization from our consolidated Loch Raven joint venture.

Loss on impairment of long-lived assets

Loss on impairment of long-lived assets of $6.0 million for the three months ended September 30, 2008 is attributable to an impairment of the long-lived assets of the Loch Raven property. In the third quarter of 2008, management made a decision to no longer fund operating deficits at the Loch Raven property based on (i) the property’s current and forecasted operating performance, (ii) lack of liquidity in the credit markets that make refinancing more difficult, (iii) declines and expected declines in commercial real estate valuations and (iv) the general expectation of a prolonged economic slow down that would adversely impact the performance and value of the property. The decision to no longer fund operating deficits will put us in default with the non-recourse first mortgage on the property, which will likely result in the senior lender foreclosing on the property. Management determined that the change in strategy indicated that the carrying amount of Loch Raven long-lived assets may not be fully recoverable. Based our current estimate of undiscounted cash flows over the expected life of the investment, we determined that the carrying value of the Loch Raven long-lived assets was not fully recoverable. As a result of this assessment, we recorded an impairment loss of $6.0 million for the three months ended September 30, 2008 based on the difference between the carrying value of the long-lived assets and their estimated fair value.

Provision for loan losses

The provision for loan losses increased to $43.6 million for the three months ended September 30, 2008 from $0 for the three months ended September 30, 2007. The loan loss reserve in 2008 is due to several non-performing loans and watch list assets, where management estimated the loans may not be fully recoverable, reflecting current adverse market conditions and specific facts and circumstances for each loan.

Gain on financial instruments

Gain on financial instruments increased by $8.7 million to $7.2 million for the three months ended September 30, 2008 from a loss of $1.5 million for the three months ended September 30, 2007. The increase is due to the adoption of SFAS 159 on January 1, 2008 which resulted in us recording certain assets and liabilities at fair value with the corresponding changes in fair value being recorded in the statement of operations.

During the three months ended September 30, 2008, the CMBS and CDO markets continued to experience volatility and lack of liquidity, with further increases in credit spreads, resulting in decreases in the fair value of CMBS which we hold as investments and decreases in the fair value of our CDO bonds and junior subordinated debentures liabilities. The fair value of our CMBS investments decreased, resulting in a loss of $31.2 million for the three months ended September 30, 2008. The fair value of our liabilities related to CDO bonds and junior subordinated debentures decreased, resulting in gains of $38.1 million and $8.1 million, respectively, for the three months ended September 30, 2008. The fair value of liabilities associated with derivative instruments decreased during the three months ended September 30, 2008 resulting in an unrealized loss of $4.9 million.

Equity in net loss of unconsolidated joint ventures

Equity in net loss of unconsolidated joint ventures increased by $9.0 million to $9.9 million for the three months ended September 30, 2008 from $0.9 million for the three months ended September 30, 2007. The increase in the equity in net loss of unconsolidated joint ventures for the three months ended September 30, 2008 is due primarily to a $7.3 million impairment loss on the Prince George’s Station Retail LLC joint venture and $0.8 million impairment loss on the 32 Leone Lane joint venture investment. In the third quarter of 2008, the second largest tenant of the Prince George’s Station Retail LLC property terminated their lease. The lease termination combined with increasing credit concerns over the property’s largest tenant indicated that the carrying amount of long-lived assets may not be fully recoverable and an impairment loss of $7.3 million was recorded, bringing the carrying value of our investment to zero. A loss $0.8 million was recognized on our 32 Leone Lane joint venture investment, bringing the carrying value of our investment to zero, where it was determined in that the carrying value of long-lived assets of the joint venture were no longer recoverable due to management’s expectations that the sponsor will be unable to successfully lease or sell the 100% vacant building under current market conditions, necessitating a write down to fair value.

Operating results from discontinued operations

Operating results from discontinued operations consist primarily of rental income, rental expenses and interest expenses attributable to rental operations of Springhouse for the three months ended September 30, 2008 and 2007 and Rodgers Forge and Monterey properties during the three months ended September 30, 2007

Loss on impairment of long-lived assets – discontinued operations

In the third quarter of 2008, management made a decision to market the Springhouse property for sale, resulting in classification of assets and liabilities as “held for sale” as of September 30, 2008 and results from operations classified as “discontinued operations” for all periods presented. Based on management’s commitment to sell the property and the resulting held for sale classification, we have recorded the long-lived assets of Springhouse at estimated fair value less costs to sell, which resulted in an impairment loss of $2.8 million for the three months ended September 30, 2008.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Revenues

Investment income decreased by $16.0 million to $77.5 million for the nine months ended September 30, 2008, from $93.5 million for the nine months ended September 30, 2007. The primary reason for the decrease was due to a lower interest rates on variable rate investments, a lower average investment portfolio balance and a greater number of non-performing loans in the first nine months of 2008 compared to the first nine months of 2007.

Property operating income increased by $0.3 million to $3.3 million for the nine months ended September 30, 2008, from $3.0 million for the nine months ended September 30, 2007, primarily represents an increase in rental income from our consolidated Loch Raven joint venture.

Other income decreased by $2.8 million to $0.8 million for the nine months ended September 30, 2008, from $3.6 million for the nine months ended September 30, 2007. The reduction in other income, which represents interest earned on cash balances primarily from overnight repurchase investments, is the result of lower average cash balances and lower interest rates.

Expenses

Interest expense decreased by $4.1 million to $62.9 million for the nine months ended September 30, 2008, from $67.0 million for the nine months ended September 30, 2007. The primary components of interest expense included $38.0 million of interest on our CDO financings, $13.7 million attributable to hedging activities, $1.1 million of interest on borrowings on our warehouse facilities, $1.3 million of interest on our consolidated Loch Raven joint venture mortgage, and $3.0 million of interest on our trust preferred securities. The primary reason for the decrease in 2008 was due to lower interest rates on variable rate debt in the first nine months of 2008 and lower outstanding debt under short-term warehouse facilities, offset in part by higher average outstanding debt resulting from the issuance of our second CDO in April of 2007.

Management fees decreased by $1.8 million to $4.2 million for the nine months ended September 30, 2008 from $6.0 million for the nine months ended September 30, 2007. The reduced fees are a result of a decline in our stockholder’s equity primarily attributable to impairments and loan loss provisions. The management fees, expense reimbursements, formation costs and the relationship between our Manager, our affiliates and us are discussed further in “—Related Party Transactions.”

Property operating expenses increased by $0.3 million to $2.3 million for the nine months ended September 30, 2008, from $2.0 million for the nine months ended September 30, 2007, which primarily represents an increase in rental expenses from our Loch Raven consolidated joint venture.

General and administrative expenses increased by $6.8 million to $13.4 million for the nine months ended September 30, 2008, from $6.6 million for the nine months ended September 30, 2007. The largest components of the increase were $2.2 million increase in consulting fees incurred in connection with our evaluation of strategic alternatives, $2.1 million increase in legal fees due to costs associated with non-performing loans, proxy defense, investigation expense for derivative stockholder claims and the class action lawsuit and $1.2 million of compensation expense related to the severance and retention plan for employees of our Manager.

Depreciation and amortization expenses decreased by $0.4 million to $0.7 million for the nine months ended September 30, 2008 from $1.1 million for the nine months ended September 30, 2007, which primarily represents depreciation and amortization from our consolidated Loch Raven joint venture. The decrease is the result of certain intangible assets capitalized upon acquisition becoming fully amortized during 2007 and the first quarter of 2008.

Loss on impairment of long-lived assets

Loss on impairment of long-lived assets decreased $1.8 million to $6.0 million for the nine months ended September 30, 2008 from $7.8 million for the nine months ended September 30, 2007. Loss on impairment of long-lived assets of $6.0 million for the nine months ended September 30, 2008 is attributable to an impairment of the long-lived assets of the Loch Raven property. In the third quarter of 2008, management made a decision to no longer fund operating deficits at the Loch Raven property based on (i) the property’s current and forecasted operating performance, (ii) lack of liquidity in the credit markets that make refinancing more difficult, (iii) declines and expected declines in commercial real estate valuations and (iv the general expectation of a prolonged economic slow down that would adversely impact the performance and value of the property. The decision to no longer fund operating deficits will put us in default with the non-recourse first mortgage on the property, which will likely result in the senior lender foreclosing on the property. Management determined that the change in strategy indicated that the carrying amount of Loch Raven long-lived assets may not be fully recoverable. Based our current estimate of undiscounted cash flows over the expected life of the investment, we determined that the carrying value of the Loch Raven long-lived assets was not fully recoverable. As a result of this assessment, we recorded an impairment loss of $6.0 million for the nine months ended September 30, 2008 based on the difference between the carrying value of the long-lived assets and their estimated fair value. Loss on impairment of asset of 7.8 million for the nine months ended September 30, 2007 resulted from a loan loss realized upon foreclosure of the Monterey property in the second quarter of 2007.

Provision for loan losses

The provision for loan losses increased to $102.8 million for the nine months ended September 30, 2008 from $0 for the nine months ended September 30, 2007. The loan loss reserve in 2008 is due to several non-performing loans and watch list assets, where management estimated the loans may not be fully recoverable, reflecting current adverse market conditions and specific facts and circumstances for each loan.

Loss on sale of investments

Loss on sale of investments increased by $1.5 million to $2.0 million for the nine months ended September 30, 2008 from $0.5 million for the nine months ended September 30, 2007. The loss in 2008 is related to the sale of a whole loan. The loss in 2007 is related to the sale of a CMBS investment.

Gain on financial instruments

Gain on financial instruments increased by $88.9 million to $87.3 million for the nine months ended September 30, 2008 from a loss of $1.6 million for the nine months ended September 30, 2007. The increase is due to the adoption of SFAS 159 on January 1, 2008 which resulted in us recording certain assets and liabilities at fair value with the corresponding changes in fair value being recorded in the statement of operations.

During the nine months ended September 30, 2008, the CMBS and CDO markets continued to experience widening of credit spreads, resulting in a decrease in the fair value of CMBS which we hold as investments and decreases in the fair value of our CDO bonds and junior subordinated debentures liabilities. The fair value of our CMBS investments decreased, resulting in a loss of $81.3 million for the nine months ended September 30, 2008. The fair value of our liabilities related to CDO bonds and junior subordinated debentures decreased, resulting in gains of $166.4 million and $12.5 million, respectively, for the nine months ended September 30, 2008. The fair value of liabilities associated with derivative instruments decreased during the nine months ended September 30, 2008 resulting in an unrealized loss of $4.4 million.

Equity in net loss of unconsolidated joint ventures

Equity in net loss of unconsolidated joint ventures increased by $10.4 million to $14.8 million for the nine months ended September 30, 2008 from $4.4 million for the nine months ended September 30, 2007. The increase in the equity in net loss of unconsolidated joint ventures for the nine months ended September 30, 2008 is due primarily to a $7.3 million impairment loss on the Prince George’s Station Retail LLC joint venture, $0.8 million impairment loss on the 32 Leone Lane joint venture investment and $1.8 million impairment recognized on our Nordhoff joint venture investment. In the third quarter of 2008, the second largest tenant of the Prince George’s Station Retail LLC property terminated their lease. The lease termination combined with increasing credit concerns over the property’s largest tenant indicated that the carrying amount of long-lived assets may not be fully recoverable and an impairment loss of $7.3 million was recorded, bringing the carrying value of our investment to zero. A loss $0.8 million was recognized on our 32 Leone Lane joint venture investment, bringing the carrying value of our investment to zero, where it was determined in that the carrying value of long-lived assets of the joint venture were no longer recoverable due to management’s expectations that the sponsor will be unable to successfully lease or sell the 100% vacant building under current market conditions, necessitating a write down to fair value. The $1.8 million impairment loss on the Nordhoff joint venture was recorded in the second quarter of 2008 when it was determined that the carrying value of long-lived assets of the joint venture were no longer recoverable, necessitating a write down to fair value.

Operating results from discontinued operations

Operating results from discontinued operations consist primarily of rental income, rental expenses and interest expenses attributable to rental operations of Springhouse, Rodgers Forge and Monterey properties during the nine months ended September 30, 2008 and 2007.

Loss on impairment of long-lived assets — discontinued operations

In the third quarter of 2008, management made a decision to market the Springhouse property for sale, resulting in classification of assets and liabilities as “held for sale” as of September 30, 2008 and results from operations classified as “discontinued operations” for all periods presented. Based on management’s commitment to sell the property and the resulting held for sale classification, we have recorded the long-lived assets of Springhouse at estimated fair value less costs to sell, which resulted in an impairment loss of $2.8 million for the nine months ended September 30, 2008.

Gain on sale of investment

During the nine months ended September 30, 2008, we sold our interest in Rodgers Forge and Monterey and recognized gains of $3.6 million and $3.2 million, respectively, related to the sale of these properties.

Risk Management

As of September 30, 2008, we had the following watch list and non-performing loans (in thousands):

Investment Type	Classification		Loan Amount		% of Total Assets
Whole Loan	Watch		$10,500		0.7%
Whole Loan	Watch		11,000		0.7%
Bridge Loan	Watch	(3)	2,123	(1)	0.1%
Mezzanine Loan	Watch		17,421		1.1%
Whole loan	Non-Performing		12,039	(1)	0.8%
Mezzanine Loan	Non-Performing		25,000	(1)	1.6%
B-Note	Non-Performing	(2)	42,830	(1)	2.7%
Mezzanine Loan	Non-Performing	(2)	40,000	(1)	2.6%
Bridge Loan	Non-Performing	(3)	7,500	(1)	0.5%

Total			$168,413		10.8%

(1)	At September 30, 2008, we had a $122,402 loan loss reserve against these assets.
(2)	Investments are with the same sponsor.
(3)	Investments are with the same sponsor.

Watch List Assets

We conduct a quarterly comprehensive credit review, resulting in an individual risk classification being assigned to each asset.

The first watch list asset is a $10.5 million whole loan secured by a mixed use industrial and commercial facility located in Windsor, Connecticut. As of September 30, 2008, the borrower closed operations of the primary business occupying the facility and has since engaged a broker to sell the building. In June 2008, we received payment of $2.0 million from the borrower, which included a $1.5 million reduction of principal to $10.5 million and $0.5 million to replenish interest reserves, in exchange for the removal of a personal guaranty. Management concluded that no loan loss reserve was necessary at this time based on the estimated fair market value of the underlying collateral from a recent third party appraisal. If the borrower is not successful in locating a buyer for the building at an adequate price, or at all, such an adverse event could have an adverse impact on our ability to recover our loan balance.

The second watch list asset is a $11.0 million whole loan. The loan is secured by a mixed use office and industrial facility located in Phoenix, Arizona. The facility has been 100% vacant for greater than two years and interest reserves were fully depleted in April 2008. The borrower is in the process of marketing the building for sale. Management concluded that no loan loss reserve was necessary at this time based on the estimated underlying collateral value of the property and the borrower’s continued support of the property. If the borrower is not successful in locating a buyer for the building at an adequate price, or at all, such an outcome could have an adverse impact on our ability to recover the full value of our loan. Subsequent to September 30, 2008, the borrower notified us that they will no longer be making interest payments and we expect the loan to become non-performing in the fourth quarter of 2008. Management is currently evaluating options, including further negotiation and restructuring with the borrower or foreclosure.

The third watch list asset is a $2.1 million bridge loan secured by development rights to build a mixed use office, retail and hotel facility in the Miami, Florida area. The loan matures in November 2008 and the borrower communicated to us in October 2008 that they would be unable to pay the loan at the maturity date. The borrower is in the process of obtaining construction financing for the development and completing other predevelopment activities. At September 30, 2008, based on the continued decline of the credit markets, which we believe makes it very difficult to obtain financing on projects of this nature, combined with the growing concern of a prolonged economic slowdown that is making it more difficult to execute long-term lease commitments, management concluded that the significance of these uncertainties raises substantial doubt about our ability to recover our loan balance. Based on these uncertainties and management’s inability to reasonably predict recovery upon (i) pursuit of a personal guaranty from the sponsor or (ii) assumption of the collateral, we have recorded a loan loss reserve against the balance of this loan to reduce the net carrying value to $0.

The fourth watch list asset is a $17.4 million mezzanine loan for a specialty retail development located in Tennessee. The development is currently under construction. Our loan matures on December 1, 2008 and the senior construction loan matures on December 24, 2008, prior to the date construction is expected to be completed. We believe it will be difficult for the borrower to find permanent financing given current credit market conditions. Currently, the project has a construction funding budget deficit that will be required to complete tenant improvements and the borrower is working closely with a number of parties to obtain the remaining funding requirements. Negotiations with the borrower and senior lender to extend the loan and secure additional capital needed are ongoing. The loan is current as of September 30, 2008 and based on our expectation that we and the senior lender will extend the loan to provide time to complete construction activities and establish an operating history that will facilitate the borrower obtaining permanent financing to replace the current capital structure, management concluded no loan loss reserve is necessary at this time. If the borrower is not successful at (i) completing construction, (ii) obtaining additional capital required, (iii) negotiating an extension of the current capital structure at reasonable terms and (iv) obtaining permanent financing for the loan after expected extensions expire, such events would likely have an adverse impact on our ability to recover the loan. Additionally, factors outside the control of the borrower, such as availability of credit for permanent financing or a prolonged economic downturn that severely impacts leisure travel in the property’s market could also have an adverse impact on our ability to recover our loan balance.

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

The $12.0 million whole loan is secured by a class B office property located in a suburb of Chicago, Illinois. As of September 30, 2008, we have commenced foreclosure proceedings and expect to obtain possession of the property. We obtained an independent, third party appraisal of the collateral value of this property which indicated that the estimated fair value of the collateral, net of expected selling costs, was less than our historical carrying value and, as a result, we have a loan loss reserve against the balance of this loan to reduce the net carrying value to the estimated net realizable value of $7.0 million.

The $25.0 million mezzanine loan is secured by an interest in an apartment complex in New York City. The borrower notified us in July 2008 that it will cease servicing the debt and has requested significant modifications to the outstanding loans in order to continue its involvement with the property. Management is currently in the process of negotiating with the borrower, however, the ultimate outcome remains uncertain. Given the continued adverse market conditions that have negatively impacted commercial real estate valuations and the ability to refinance and based on our assessment of the current fair value of the underlying collateral, we believe there is significant uncertainty about our ability to recoup our loan balance in the event of sale or foreclosure. As a result, we have recorded a loan loss reserve against the balance of this loan to reduce the net carrying value to $0.

The $42.8 million B-Note investment classified as non-performing had a maturity default on December 1, 2007 and is secured by a class A parcel of land in New York City that is intended to be developed into a mixed use retail and residential site. The B-Note was originally due on October 1, 2007 and was extended for 60 days with the sponsor funding an additional $150.0 million of cash equity. Interest on the loan has been paid through December 31, 2007 at the contractual rate. We are negotiating with the sponsor, who is evaluating possible alternatives, and the lending group to resolve the maturity default. As of September 30, 2008, we have initiated foreclosure proceedings on the collateral of our loan. The value of the loan is dependent on several factors that are outside of our control, such as the ultimate use of the project, the timing of completion and negotiations with potential tenants, and adverse events not currently anticipated could have a material impact on the value of the underlying collateral and ultimate realization of our loan balance. Based on our consideration of (i) the current state of the credit and capital markets, (ii) the long duration of the maturity default and (iii) the time and expense associated with foreclosure proceedings, we have recorded a loan loss reserve against the balance of this loan to reduce the net carrying value to $0.

The $40.0 million mezzanine loan had a maturity default on February 9, 2008 and is collateralized by four class A office properties located in New York City. The sponsor of this investment is also the sponsor of the $42.8 million B-Note investment discussed above. In April 2008, the borrower and lending group for the properties reached a consensual sale agreement that will allow the properties to be sold in an orderly fashion. Based on the estimated fair market value of the collateral derived primarily from recent sales comparables that reflect current market conditions, we have recorded a loan loss reserve against the balance of this loan to reduce the net carrying value to $0. Subsequent to September 30, 2008, agreements for the sale of the underlying collateral were executed and no proceeds will remain after satisfaction of senior debt obligations, therefore this loss will become realized.

The $7.5 million bridge loan is secured by development rights to build an office building in the Washington, DC area. The loan matures in April 2009, interest reserves were depleted in April 2008 and subsequent interest payments have been deferred until the maturity date of the loan. The borrower is in the process of completing predevelopment activities and obtaining necessary regulatory approvals to start construction. The borrower is also in the process of obtaining letters of intent from prospective tenants and obtaining construction financing for the project, the proceeds of which would be used to repay our bridge loan. At September 30, 2008, based on the continued decline of the credit markets, which we believe makes it very difficult to obtain financing on projects of this nature, combined with the growing concern of a prolonged economic slowdown that is making it more difficult to execute long-term lease commitments, we concluded that the significance of these uncertainties raises substantial doubt about our ability to recover our loan balance. Based on these uncertainties and management’s inability to reasonably predict recovery upon (i) pursuit of a personal guaranty from the borrower or (ii) assumption of the collateral, we have recorded a loan loss reserve against the balance of this loan to reduce the net carrying value to $0.

Loan Loss Reserve

As of September 30, 2008 and December 31, 2007, we had a loan loss reserve for non-performing loans and watch list assets of $122.4 million and $19.7 million respectively. We estimated the loan loss reserve based on consideration of current economic conditions and trends, the intent and wherewithal of the sponsors, the quality and estimated value of the underlying collateral and other factors.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends, fund debt service and for other general corporate purposes. On September 30, 2008, we had approximately $18.7 million of unrestricted cash and cash equivalents. We have long-term financing for 100% of our encumbered portfolio in place through our existing CDOs and mortgage loans. Our primary sources of funds for short-term liquidity requirements, including working capital, distributions, if any, debt service and additional investments, if any, consist of (i) cash flow from operations; (ii) proceeds from our existing CDOs; (iii) proceeds from principal and interest payments on our unencumbered investments; (iv) proceeds from potential loan and asset sales; and, to a lesser extent, (v) new financings or additional securitization or CDO offerings and (vi) proceeds from additional common or preferred equity offerings. We believe these sources of funds will be sufficient to meet our liquidity requirements for at least the next twelve months.

Due to continued market turbulence, we do not anticipate having the ability in the near term to access debt capital through warehouse lines, new CDO issuances, or new trust preferred issuances. We continue to explore equity and other capital raising options as well as other strategic alternatives as they present themselves; however, in the event we are not able to successfully secure financing, we will rely on cash flows from operations, principal payments on our investments, and proceeds from asset and loan sales to satisfy these requirements. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds therefrom or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations and ability to make distributions to our stockholders.

Our current and future borrowings may require us, among other restrictive covenants, to keep uninvested cash on hand, to maintain a certain portion of our assets free from liens and to secure such borrowings with our assets. These conditions could limit our ability to do further borrowings. If we are unable to make required payments under such borrowings, breach any representation or warranty in the loan documents or violate any covenant contained in a loan document, our lenders may accelerate the maturity of our debt or require us to pledge more collateral. If we are unable to pay off our borrowings in such a situation, (i) we may need to prematurely sell the assets securing such debt, (ii) the lenders could accelerate the debt and foreclose on our assets that are pledged as collateral to such lenders, (iii) such lenders could force us into bankruptcy, (iv) such lenders could force us to take other actions to protect the value of their collateral and (v) our other debt financings could become immediately due and payable. Any such event would have a material adverse effect on our liquidity, the value of our common stock and the ability to make distributions to our stockholders.

The majority of our investments are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain interest coverage and asset over collateralization covenants that must be met in order for us to receive such payments. If we fail our interest coverage or asset over collateralization covenants in either of our CDOs, all cash flows from the CDO would be diverted to repay principal and interest on the outstanding CDO bonds and we would not receive any residual payments until the CDO was back in compliance with such tests. The Company continues to be in compliance with all such covenants as of September 30, 2008. In the event of a breach of our CDO covenants that we could not cure in the near term, we would be required to fund management fees through December 31, 2008, interest on trust preferred securities and other expenses (including compensation expenses after December 31, 2008) through (i) cash on hand, (ii) income from any CDO not in default, (iii) sale of unencumbered assets or (iv) accessing debt or equity capital markets, if available. We have the ability to cure defaults, which would resume normal residual payments to us, by purchasing non-performing loans out of our CDOs. However, we may not have sufficient liquidity available to do so at such time. To the extent such noncompliance continues for an extended period of time, our ability to continue as a going concern may be jeopardized. At September 30, 2008, our most restrictive covenants on our CDOs had an interest coverage ratio of 1.94x and 1.47x for CDO I and CDO II, respectively, compared to minimum requirements of 1.21x and 1.09x. At September 30, 2008, our most restrictive covenants on our CDOs had an asset over collateralization ratio of 1.16x and 1.13x for CDO I and CDO II, respectively, compared to minimum requirements of 1.12x and 1.10x.

Due to our status as a REIT, we are required to distribute at least 90% of our REIT taxable income to stockholders. As our loans are repaid and/or we sell our loans, if we do not begin lending again, we will experience declines in the size of the investment portfolio over time. Net losses and a reduction in the size of our investment portfolio would also result in reduced taxable income and cash available for distribution and a lower dividend as compared to historical standards. Our dividend decreased by $0.12 per share from $0.17 per share for three months ended September 30, 2007 to $0.05 per share for the three months ended September 30, 2008.

        During the nine months ended September 30, 2008 and the year ended December 31, 2007, we received approximately $56.3 million and $322 million, respectively, of proceeds from a combination of (i) scheduled principal payments and maturities, (ii) loan prepayments and (iii) loan sales. This trend may continue in the remainder of 2008 and 2009 and we expect we may make a limited number of new investments to fully utilize capacity on our existing CDOs. Our CDOs contain reinvestment periods of five years during which we can use the proceeds of loan repayments, if any, to fund new investments. As of September 30, 2008, we have approximately 2.5 years and 3.5 years remaining in our reinvestment period for our first and second CDOs, respectively. The volume of any new investment activity would be substantially lower than our historical production levels.

As of September 30, 2008, we had approximately $18.7 million of unrestricted cash and cash equivalents. We have long-term financing for 100% of our encumbered portfolio in place through our existing CDOs and mortgage loans. In order to effectively match-fund our investment portfolio, we have aggressively reduced amounts under our former repurchase facility with Wachovia from $217.0 million at September 30, 2007 to being fully repaid in June 2008. We expect the availability of warehouse lines, which we had historically used to finance loan originations that were ultimately packaged in CDO offerings, will be limited in the near to medium term due to reduced liquidity in the CDO market and a lesser appetite for new CDO issuances. As we await the recovery of these traditional avenues of liquidity, we are considering several alternative equity and debt capital raising options, as well as analyzing our fundamental business model.

Capitalization

Our authorized capital stock consists of 150,000,000 shares of capital stock, $0.01 par value per share, of which we have authorized the issuance of up to 100,000,000 shares of common stock, par value $0.01 per shares, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2008 and December 31, 2007, 30,863,100 and 30,920,225 shares, respectively, of our common stock were issued and outstanding and no shares of our preferred stock were issued and outstanding.

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

On March 28, 2006, we closed on our first CDO issuance (“CDO I”) and retained the entire BB rated J Class with a face amount of $24.0 million for $19.2 million, retained the entire B-rated K Class with a face amount of $20.3 million for $14.2 million and also retained the non-rated common and preferred shares of CDO I, which issued the CDO bonds with a face amount of $47.3 million for $51.7 million. We issued and sold CDO bonds with a face amount of $508.5 million in a private placement to third parties. The proceeds of the CDO issuance were used to repay substantially all of the outstanding principal balance of our then existing two warehouse facilities with an affiliate of Deutsche Bank Securities Inc. of $343.6 million and all of the outstanding principal balance of our then existing warehouse facilities with Bank of America Securities, LLC of $16.3 million at closing. The CDO bonds are collateralized by real estate debt investments, consisting of B Notes, mezzanine loans, whole loans and CMBS investments, which are recorded in our unaudited consolidated balance sheet at September 30, 2008. Our Manager acts as the collateral manager for our CDO subsidiary but does not receive any fees in connection therewith. CDO I is not a qualified special purpose entity (“QSPE”) as defined under FASB Statement No. 140, (“SFAS 140”) “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” due to certain permitted activities of CDO I that are not consistent with activities of a QSPE permitted under SFAS 140, such as having the ability to sell impaired securities and acquire replacement securities with the proceeds at the discretion of the collateral administrator. CDO I is consolidated in our financial statements and we have accounted for the CDO I transaction as a financing. The collateral assets that we transferred to CDO I are reflected in our balance sheet. The bonds issued to third parties are reflected as debt on our balance sheet. As of September 30, 2008, CDO bonds of $508.5 million were outstanding, with a weighted average interest rate of 3.71%.

In March 2007, Wachovia, acted as the exclusive structurer and placement agent with respect to our second CDO transaction (“CDO II”) totaling $1.0 billion, which priced on March 2, 2007, and closed on April 2, 2007. We sold $880.0 million of bonds with an average cost of 90-day LIBOR plus 40.6 basis points and retained 100% of the equity interests in our CDO subsidiary that issued the CDO notes consisting of preferred and common shares as well as 100% of the non-rated debt tranches. The notes issued by our CDO subsidiary are secured initially by a portfolio of whole loans, B Notes, mezzanine loans and CMBS. Our Manager acts as the collateral manager for our CDO subsidiary but does not receive any fees in connection therewith. We acted as the advancing agent in connection with the issuance of the CDO notes. CDO II is not a QSPE as defined under SFAS 140 due to certain permitted activities of CDO II that are not consistent with activities of a QSPE permitted under SFAS 140, such as having the ability to sell impaired securities and acquire replacement securities with the proceeds at the discretion of the collateral administrator. CDO II is consolidated in our financial statements and we account for the CDO II transaction as a financing. The collateral assets that we transferred to CDO II are reflected in our balance sheet. The bonds issued to third parties are reflected as debt on our balance sheet. As of September 30, 2008, CDO bonds of $849.2 million were outstanding, with a weighted average interest rate of 3.49%. As of September 30, 2008, we had a $75.0 million revolver available with $44.2 million of borrowings outstanding and $30.8 million of remaining capacity. The revolver is available to fund future funding commitments on loans.

Mortgage Indebtedness

On December 14, 2005, our consolidated joint venture, Springhouse Apartments, LLC, obtained a $26.2 million loan in connection with the acquisition of real estate located in Prince George’s County, Maryland. The loan is collateralized by the aforementioned property, is guaranteed by Bozzuto and Associates Inc., our joint venture partner, matures on December 14, 2008, and bears interest at 30-day LIBOR plus 1.75%. As of September 30, 2008, the outstanding balance was $25.8 million with an interest rate of 5.68%. The loan is secured by the Springhouse property and there is no recourse to us. We are currently in the process of marketing the Springhouse property for sale. In the event we are unable to sell the property before the maturity date of the mortgage, or at all, we will be unable to satisfy the obligation for the mortgage at the maturity date and may be may be required to (i) pay default interest after the maturity default, (ii) contribute additional capital to facilitate an extension and protect our interest, (iii) pay significant extension fees, (iv) seek financing from a different lender, which may not be available or (iv) risk having the property repossessed from us through foreclosure by the first mortgage holder. The occurrence of any of these events could further impair our position.

On March 28, 2006, our consolidated joint venture, Loch Raven Village Apartments-II, LLC, obtained a $29.2 million loan in connection with the acquisition of real estate located in Baltimore, Maryland. The loan is collateralized by the aforementioned property, is guaranteed by Bozzuto and Associates Inc., our joint venture partner, matures on April 1, 2009, and bears interest at a fixed rate of 5.96%. As of September 30, 2008, the outstanding balance was $29.2 million. The loan is secured by the Loch Raven property and there is no recourse to us. As discussed in Note 3, in the third quarter of 2008, management made a decision to no longer fund operating deficits at the Loch Raven property, which will likely result in the first mortgage holder foreclosing on our position. We do not expect further losses as the net carrying value of Loch Raven assets and liabilities, including the mortgage payable, is less than zero after reflecting the impairment of long-lived assets recorded in the third quarter of 2008.

In January of 2008, we sold the Rodgers Forge property and paid off the $36.3 million mortgage loan in full. In March of 2008, we sold the Monterey property and the buyer assumed the $104.0 million mortgage loan in full.

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

Contractual Obligations

The table below summarizes our contractual obligations as of September 30, 2008. The table excludes contractual commitments related to our derivatives, which we discuss in “Qualitative and Quantitative Disclosures about Market Risk,” and the incentive fee payable under the management agreement that we have with our Manager, which we discuss in “—Related Party Transactions” because those contracts do not have fixed and determinable payments.

	Contractual commitments (in thousands) Payments due by period
	Total	Less than 1 year	1 year	2 - 5 years	More than 5 years
CDO I bonds payable	$508,500	$—	$—	$—	$508,500
CDO II bonds payable	849,200	—	—	—	849,200
Mortgage payable(1)	54,964	54,964	—	—	—
Trust preferred securities	50,000	—	—	—	50,000
Base management fees(2)	923	923	—	—

Total	$1,463,587	$55,887	$—	$—	$1,407,700

(1)	Non-recourse to us.
(2)	Calculated for the remaining term of the management agreement which expires on December 31, 2008 based on our current gross stockholders’ equity, as defined in our management agreement.

Off-Balance Sheet Arrangements

As of September 30, 2008, we had approximately $38.1 million of equity interests in six joint ventures.

Dividends

To qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our net taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and scheduled debt service on our CDO bonds and junior subordinated debentures. Management will continually reevaluate operating results, REIT qualification requirements, available tax losses, economic conditions, capital requirements, liquidity, retention of capital and other operating trends when determining future dividends, if any.

Related Party Transactions

Management Agreement

Upon completion of our June 2005 private offering, we entered into a management agreement with our Manager, which was subsequently amended and restated on April 29, 2008 and further amended on October 13, 2008, pursuant to which our Manager provides for the day-to-day management of our operations and receives substantial fees in connection therewith. The management agreement requires our Manager to manage our business affairs in conformity with the policies and the investment guidelines that are approved and monitored by our board of directors. Ray Wirta, our chairman, is the vice chairman of CBRE, Kenneth J. Witkin, our chief executive officer and president and one of our directors, is the executive managing director of our Manager and Michael J. Melody, one of our directors as of September 30, 2008, is the vice chairman in CBRE/Melody. As of September 30, 2008, Mr. Wirta does not hold an economic interest in our Manager and Messrs. Witkin and Melody and our other executive officers indirectly hold an economic interest in our Manager. Our chairman and chief executive officer and president also serve as officers and/or directors of our Manager. As a result, the management agreement between us and our Manager was negotiated between related parties, and the terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Our executive officers and directors own approximately 9.8% of our Manager.

        Our management agreement has an initial term through December 31, 2008 with automatic one-year extension options for each anniversary date thereafter unless (i) at least two-thirds of our independent directors or the holders of at least a majority of our outstanding common stock agree not to automatically renew because there has been unsatisfactory performance by our Manager that is materially detrimental to our company or (ii) the compensation payable to our Manager is unfair; provided , that we will not have the right to terminate this agreement by claiming unfair compensation to our Manager if our Manager agrees to continue to provide the services under this agreement at a fee that is at least two-thirds of the amount that our independent directors determine to be fair. During the initial term, we may decline to renew the management agreement by providing written notice to our Manager at any time prior to November 30, 2008, in the event of which the management agreement will terminate on December 31, 2008. Additionally, our Manager may decline to renew the management agreement by providing written notice to us no later than November 30, 2008 but not earlier than November 1, 2008, in the event of which the management agreement will also terminate on December 31, 2008. We also have the option to purchase our Manager until the earlier of the termination of the management agreement or December 31, 2008, subject to certain conditions. No termination fee will be payable to our Manager if the management agreement is terminated under any of the circumstances described in the preceding three sentences. After the initial term, our independent directors will review our Manager’s performance annually and the management agreement may be terminated subject to certain termination rights.

We pay our Manager an annual management fee monthly in arrears equal to 1/12th of the sum of (i) 2.0% of our gross stockholders’ equity (as defined in the management agreement), or equity, of the first $400 million of our equity, (ii) 1.75% of our gross stockholders’ equity in an amount in excess of $400 million and up to $800 million and (iii) 1.5% of our gross stockholders’ equity in excess of $800 million. Additionally, from July 26, 2006 to September 27, 2006, we considered the outstanding trust preferred securities as part of gross stockholders’ equity in calculating the base management fee. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees. For the three and nine months ended September 30, 2008 and 2007, respectively, we paid $1.2 million, $4.5 million, $2.0 million, and $6.1 million to our Manager for the base management fee under this agreement. As of September 30, 2008 and December 31, 2007, respectively, $0.3 million and $0.5 million of management fees were accrued.

In addition to the base management fee, our Manager may receive quarterly incentive compensation. The purpose of the incentive compensation is to provide an additional incentive for our Manager to achieve targeted levels of Funds From Operations (as defined in the management agreement) (after the base management fee and before incentive compensation) and to increase our stockholder value. Our Manager may receive quarterly incentive compensation in an amount equal to the product of: (i) twenty-five percent (25%) of the dollar amount by which (A) our Funds From Operations (after the base management fee and before the incentive fee) per share of our common stock for such quarter (based on the weighted average number of shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of our common stock in our June 2005 private offering and the prices per share of our common stock in any subsequent offerings (including our IPO), multiplied by (2) the greater of (a) 2.25% or (b) 0.75% plus one-fourth of the Ten Year Treasury Rate (as defined in the management agreement) for such quarter, multiplied by (ii) the weighted average number of shares of our common stock outstanding during the such quarter. We will record any incentive fees as a management fee expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the management agreement. For the three and nine months ended September 30, 2008 and 2007, respectively, no amounts were paid or were payable to our Manager for the incentive management fee under this agreement.

The management agreement also provides that we will reimburse our Manager for various expenses incurred by our Manager or its affiliates for documented expenses of our Manager or its affiliates incurred on our behalf, including but not limited to costs associated with formation and capital raising activities and general and administrative expenses. Without regard to the amount of compensation received under the management agreement, our Manager is responsible for the salaries and bonuses of its officers and employees. As of September 30, 2008 and December 31, 2007, $0.1 million of expense reimbursements were accrued and are included in other liabilities.

Pursuant to the management agreement, after April 30, 2008, CBRE and CBRE Melody & Company may compete with us with respect to the acquisition and finance of real estate-related loans, structured finance debt investments and CMBS. In addition, we are responsible for severance of all employees of our Manager, including certain of our executive officers, an obligation that we estimate will not exceed $2.9 million.

The management agreement with our Manager expires on December 31, 2008 and, subsequent to September 30, 2008, we, our Manager and CBRE|Melody mutually determined not to renew the management agreement. The management agreement will expire by its terms on December 31, 2008. The expiration of the management agreement will end our affiliation with CBRE and affiliates of CBRE effective December 31, 2008. As a result, we will be internalizing the operations currently performed by our Manager into our Company through either (i) the acquisition of our Manager for consideration of $1 as provided for in our amended management agreement or (ii) the hiring of the employees currently employed by our Manager. In addition to securing necessary employee resources, we will also be required to replace functions currently performed or facilitated by CBRE|Melody such as replacing payroll and other back office functions and obtaining standalone insurance coverage. After the management agreement expires by its terms, we will no longer pay any management fees. However, such fees will be replaced by costs that had been absorbed by our Manager, primarily consisting of compensation costs. No fees will be paid by us in connection with the expiration of the management agreement. Management is currently in the process of transitioning to an internal structure, including obtaining required approvals from CDO bondholders, and expects to have all necessary activities completed by December 31, 2008.

Collateral Management Agreements

In connection with the closing of CDO I, in March 2006, the Issuer, CBRE Realty Finance CDO 2006-1 Ltd., entered into a collateral management agreement with our Manager. Pursuant to this agreement, our Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. This collateral management agreement provides for a senior collateral management fee, payable monthly in accordance with the priority of payments as set forth in the indenture, equal to 1/12 of 0.10% per annum of the net outstanding portfolio balance, and an additional subordinate collateral management fee, payable monthly in accordance with the priority of payments as set forth in the indenture, equal to 1/12 of 0.15% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. Effective March 28, 2006, until further notice, the collateral manager agreed to remit to us the collateral management fees that it is entitled to receive. At September 30, 2008, we owned all of the non-investment grade bonds, preferred equity and equity in CDO I. The senior collateral management fee and the subordinate collateral management fee is allocated to us. For the three and nine months ended September 30, 2008 and 2007, we did not reimburse our Manager for any expenses to our Manager under such collateral management agreement.

In connection with the closing of CDO II, in April 2007, the Issuer, CBRE Realty Finance CDO 2007-1 Ltd., entered into a collateral management agreement with our Manager. Pursuant to this agreement, our Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. This collateral management agreement provides for a senior collateral management fee, payable monthly in accordance with the priority of payments as set forth in the indenture, equal to 1/4 of 0.15% per annum of the net outstanding portfolio balance, and an additional subordinate collateral management fee, payable monthly in accordance with the priority of payments as set forth in the indenture, equal to 1/4 of 0.20% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. The collateral manager agreed to remit to us the collateral management fees that it is entitled to receive. At September 30, 2008, we owned all of the non-investment grade bonds, preferred equity and equity in the CDO. The senior collateral management fee and the subordinate collateral management fee is allocated to us. For the three and nine months ended September 30, 2008 and 2007, we did not reimburse our Manager for any expenses to our Manager under such collateral management agreement.

GEMSA Servicing

GEMSA Loan Services, L.P., which we refer to as GEMSA, is utilized by us as a loan servicer. GEMSA is a joint venture between CBRE|Melody and GE Capital Real Estate. GEMSA is a rated master and primary servicer. Our fees for GEMSA’s services are at what we believe to be market rates. For the three and nine months ended September 30, 2008 and 2007, we paid or had payable an aggregate of approximately $0.1 million, $0.2 million, $0.1 million, and $0.2 million, respectively, to GEMSA in connection with its loan servicing of a part of our portfolio.

CBRE License Agreement

In connection with our June 2005 private offering, we entered into a license agreement with CBRE and one of its affiliates pursuant to which they granted us a non-exclusive, royalty-free license to use the name “CBRE.” Under this agreement, we have a right to use the “CBRE” name, as long as our Manager or one of its affiliates remains our manager and our manager remains an affiliate of CBRE. Other than with respect to this limited license, we have no legal right to the “CBRE” name. CBRE has the right to terminate the license agreement if its affiliate is no longer acting as our manager. After the management agreement expires by its terms on December 31, 2008, we will be required to change our name and will no longer have the right to use the “CBRE” mark in our name or in the name of any of our subsidiaries.

Torto Wheaton Research License Agreement

Torto Wheaton Research, or TWR, is a wholly-owned subsidiary of CBRE that provides research products and publications to us under a license agreement. The cost of this license agreement is at what we believe to be market rates. For the three and nine months ended September 30, 2008 and 2007, we paid or had payable an aggregate of approximately $0, $0.1 million, $0, and $0.1 million, respectively, in licensing fees to TWR in connection with the license agreement.

Affiliates

As of September 30, 2008, an affiliate of our Manager, CBRE Melody of Texas, LP and its principals, owned 1.1 million shares of our common stock (which were purchased in our June 2005 private offering), 300,000 shares of restricted common stock, and had options to purchase an additional 500,000 shares of common stock.

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

FFO for the three and nine months ended September 30, 2008 and 2007 is as follows (dollars in thousands):

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007
Funds from operations:
Net loss	$(55,523)	$(49,959)	$(38,820)	$(52,943)
Adjustments:
Gain from sale of property – discontinued operations	—	—	(6,780)	—
Real estate depreciation and amortization – consolidated partnerships	168	238	528	1,045
Real estate depreciation and amortization – unconsolidated joint ventures	1,254	2,082	4,669	7,607
Real estate depreciation and amortization – discontinued operations	162	341	476	721

Funds from operations	$(53,939)	$(47,298)	$(39,927)	$(43,570)

Cash flows provided by operating activities	$3,393	$4,614	$7,184	$21,991
Cash flows provided by (used in) investment activities	$(1,365)	$74,915	$125,970	$(620,875)
$Cash flows provided by (used in) financing activities	$(1,912)	$(75,272)	$(140,375)	$606,452

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

Our maximum exposure to loss as a result of its investments in these VIEs was approximately $155.9 million as of September 30, 2008.

The financing structures, including loans and other lending investments, that we offer to our borrowers on certain of its loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46R. Management has evaluated these entities and has concluded that none of them are VIEs that are subject to consolidation under FIN 46R.

We have identified one mezzanine loan as a variable interest in a VIE and have determined that we are not the primary beneficiary of this VIE and as such the VIE should not be consolidated in our consolidated financial statements. Our maximum exposure to loss would not exceed the carrying amount of this investment which is zero. Our maximum exposure to loss, including the amortized cost of CMBS, as a result of our investments in these VIEs was $155.9 million as of September 30, 2008.

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

Fair Value Measurements under SFAS 157 and SFAS 159

We apply the provisions of SFAS No. 157, which establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 is applicable to our CMBS, derivatives, collateralized debt obligations, junior subordinated notes and collateral dependent loans. We also apply the provisions of SFAS No. 159, which allows us to measure certain financial assets and financial liabilities at fair value. We have elected SFAS 159 for all CDO bonds below AAA rating at the date of issuance, all junior subordinated debentures and all CMBS investments rated below AAA at the date of acquisition. Our intent is to hold CMBS, derivatives, CDO bonds and junior subordinated notes to maturity, therefore we believe the unrealized gains and losses are generally not reflective of the economic consideration we expect to be realized from holding them to maturity but rather are a product of short-term fluctuations in fair value due to changes in credit spreads and other market conditions. Our CDO bonds are in compliance with all interest coverage and over collateralization tests at September 30, 2008, therefore we believe our underlying investment portfolio will generate sufficient cash flows to repay our CDO bonds and junior subordinated securities in full, and as a result, we would not expect to ultimately realize the current unrealized gains on these securities. Our CMBS portfolio has experienced below market credit defaults, minimal downgrades and no adverse changes in cash flows, therefore we expect the majority of these unrealized losses will not be realized as we have the ability and intent to hold these investments to maturity. For derivative instruments, we plan to hold these instruments until maturity at which their fair value will be zero, preventing current unrealized losses from being realized. Our expectation of the ultimate realization of unrealized gains and losses is based on our current estimates and outlook. A prolonged continuation of current market conditions, further deterioration of real estate market or other market factors outside of our control could have a significant impact on whether we will ultimately realize unrealized gains or losses on financial instruments.

At September 30, 2008, 10% of our assets and 22% of our liabilities were measured at fair value using unobservable inputs.

Valuation and Accounting for CMBS

CMBS are classified as trading securities and are carried on our balance sheet at fair value. Our primary basis for estimating fair values for CMBS is using quoted market prices from third parties that actively participate in the CMBS market. We receive non-binding quotes from established financial institutions, which may range from one to four quotes for each investment, and select a fair value using the quotes received based on a prescribed methodology that is applied on a consistent basis each reporting period. These quotations are subject to significant variability based on market conditions, such as interest rates, liquidity, trading activity and credit spreads. We generally do not adjust values from broker quotes received. In the event we are unable to obtain any quotes from market participants or if in our judgment we believe quotes received are inaccurate, we estimate fair value using internal models that consider, among other things, the CMBX index, expected cash flows, known and expected defaults, the ACLI curve and rating agency reports. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in the recorded amount of our investment. As of December 31, 2007 and September 30, 2008, no CMBS investments were valued using internal models. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations. As the severe dislocation in the real estate and credit markets continues and worsens, resulting in illiquidity, our estimates of fair value will continue to have significant volatility. If our estimate of fair value at September 30, 2008 changed by 5%, our net income for the three and nine months ended September 30, 2008 would change by approximately $7.8 million.

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

Valuation of CDO bonds

We record a portion of CDO bonds at fair value in accordance with SFAS 159. Estimated fair values for CDO bonds are based on independent appraisals. Currently, there is not an active market for our CDO bonds or our junior subordinated debentures and the independent appraiser estimates fair value using a valuation model that considers, among other things, (i) anticipated cash flows (ii) current market credit spreads, such as CMBX, (iii) known and anticipated credit issues of underlying collateral (iv) term and reinvestment period and (v) market transactions of similar securities. When available, management will compare fair values estimated by the independent appraiser to third party quotes and transactions of identical or similar securities, however, such information is not available on a consistent basis. Estimates of fair value are subject to significant variability based on market conditions, such as interest rates and credit spreads. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in the recorded amount of our fair value. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations. If our estimate of fair value at September 30, 2008 changed by 5%, our net income for the three and nine months ended September 30, 2008 would change by approximately $10.7 million.

Valuation of Junior Subordinated Notes

We record junior subordinated notes at fair value in accordance with SFAS 159. Estimated fair values for junior subordinated debentures are based on independent appraisals. Currently, there is not an active market for our CDO bonds or our junior subordinated debentures and the independent appraiser estimates fair value using a valuation model that considers, among other things, (i) anticipated cash flows (ii) current market credit spreads, such as CMBX, (iii) known and anticipated credit issues of underlying collateral (iv) term and reinvestment period and (v) market transactions of similar securities. When available, management will compare fair values estimated by the independent appraiser to third party quotes and transactions of identical or similar securities, however, such information is not available on a consistent basis. Estimates of fair value are subject to significant variability based on market conditions, such as interest rates and credit spreads. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in the recorded amount of our fair value. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations. If our estimate of fair value at September 30, 2008 changed by 5%, our net income for the three and nine months ended September 30, 2008 would change by approximately $0.7 million.

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

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses. As of September 30, 2008, we have a loan loss reserve of $122.4 million. If our estimate of the fair value of collateral for collateral dependent loans increased or decreased by 5%, respectively, our net income for the three and nine months ended September 30, 2008 would have changed by $0.4 million.

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

New Accounting Pronouncements

In December 2007, the FASB issued Financial Accounting Standard No. 141R, “Business Combinations,” or SFAS No. 141R. SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations and stipulates that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for all transactions entered into on or after January 1, 2009. We anticipate that the adoption of SFAS No. 141R will only have a significant impact on our financial statements if we enter into a business combination after the adoption date.

In December 2007, the FASB issued Financial Accounting Standard No. 160 “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51,” or SFAS No. 160. SFAS 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS 160 also provides for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective on January 1, 2009. We do not anticipate the adoption of SFAS No. 160 will have a significant impact on our financial statements.

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the three months ended September 30, 2008 and 2007 would have increased our net interest expense by approximately $1.0 million and 1.9 million, respectively, and increased our investment income by approximately $1.7 million and $1.8 million, respectively. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the nine months ended September 30, 2008 and 2007 would have increased our net interest expense by approximately $3.6 million and $4.4 million, respectively, and increased our investment income by approximately $5.1 million and $5.0 million, respectively.

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

As of September 30, 2008, we have 22 interest rate swap agreements and three basis swap agreements outstanding with an aggregate current notional value of $950.2 million and $111.2 million, respectively, to hedge our exposure on forecasted outstanding LIBOR-based debt. The market value of these interest rate swaps and basis swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there were a 100 basis point decrease in forward interest rates at September 30, 2008, the fair value of these interest rate swaps and basis swaps and our net income for the three and nine months ended September 30, 2008 would have decreased by approximately $18.4 million. If there were a 100 basis point increase in forward interest rates at September 30, 2008, the fair value of these interest rate swaps and basis swaps and our net income for the three and nine months ended September 30, 2008 would have increased by approximately $56.4 million.

Our hedging transactions using derivative instruments also involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The counterparty to our derivative arrangements are Deutsche Bank AG, and Wachovia. The severe issues in the credit markets have significantly raised concerns over counter party credit risk, even with those counter parties long thought to be safe due to their size, history and reputation. As of September 30, 2008, we believe our counterparty credit risk is minimal given that we are in a net liability position for each counterparty that we have open hedging transactions with. As a result, we do not anticipate that any counterparty will fail to meet their obligations. We will continue to closely monitor our hedge positions and consider counterparty credit risk, however, there can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

We utilize interest rate swaps to limit interest rate risk. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes. The following table sets forth our derivative instruments as of September 30, 2008:

Type of Hedge	Notional Amount	Swap Rate	Trade Date	Maturity Date	Termination Value at September 30, 2008
Pay-Fixed Swap	$175,324,925	5.055%	3/16/2006	10/25/2011	$(5,349,357)
Pay-Fixed Swap	44,736,359	5.663%	5/12/2006	2/25/2018	(4,106,119)
Pay-Fixed Swap	36,075,000	5.171%	9/19/2006	9/25/2011	(1,607,377)
Pay-Fixed Swap	28,151,274	4.947%	12/15/2006	10/25/2011	(1,108,450)
Pay-Fixed Swap	14,300,000	5.419%	6/20/2007	12/25/2008	(61,902)
Pay-Fixed Swap	15,300,000	5.467%	6/20/2007	6/18/2012	(969,707)
Pay-Fixed Swap	9,100,000	5.182%	3/4/2008	2/25/2012	(464,237)
Pay-Fixed Swap	26,950,500	5.243%	3/4/2008	4/25/2016	(1,908,670)
Pay-Fixed Swap	4,250,000	5.574%	3/4/2008	7/25/2011	(242,689)
Pay-Fixed Swap	336,278,707	4.909%	3/2/2007	4/7/2021	(11,938,375)
Basis Swap	58,112,000	3.948%	3/2/2007	1/7/2010	323,102
Basis Swap	4,413,734	3.943%	3/2/2007	9/15/2011	33,883
Basis Swap	48,650,000	3.945%	3/2/2007	4/7/2010	283,927
Pay-Fixed Swap	28,290,000	4.842%	3/2/2007	10/7/2011	(878,423)
Pay-Fixed Swap	25,000,000	4.842%	3/2/2007	10/7/2011	(776,468)
Pay-Fixed Swap	13,500,000	4.842%	3/2/2007	4/9/2012	(442,400)
Pay-Fixed Swap	25,000,000	4.842%	3/2/2007	1/9/2012	(809,067)
Pay-Fixed Swap	23,610,000	4.842%	3/2/2007	4/9/2012	(780,588)
Pay-Fixed Swap	16,200,000	4.842%	3/2/2007	7/7/2015	(599,641)
Pay-Fixed Swap	2,835,000	4.842%	3/2/2007	10/7/2011	(89,058)
Pay-Fixed Swap	12,000,000	4.842%	3/2/2007	1/9/2012	(376,110)
Pay-Fixed Swap	28,700,000	5.600%	6/28/2007	10/7/2017	(2,701,944)
Pay-Fixed Swap	8,500,000	5.654%	8/16/2007	6/7/2017	(821,195)
Pay-Fixed Swap	26,400,000	5.390%	9/28/2007	10/7/2017	(1,474,614)
Pay-Fixed Swap	49,679,400	5.510%	2/4/2008	10/7/2017	(3,134,956)

	$1,061,356,899				$(40,000,435)

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

Geographic Concentration Risk

As of September 30, 2008, approximately 29%, 10%, 47% and 8% of the outstanding balance of our loan investments had underlying properties in the East, the South, the West, and the Midwest, respectively, as defined by the National Council of Real Estate Investment Fiduciaries, or NCREIF, while the remaining 6.0% of the outstanding loan investments had underlying properties that are located throughout the United States.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks along with the following factors that could cause actual results to vary from our forward-looking statements:

•	our future operating results;

•	our business operations and prospects;

•	general volatility of the securities markets in which we invest and the market price of our common stock;

•	changes in our business strategy;

•	availability, terms and deployment of capital;

•	availability and retention of qualified personnel;

•	our ability to effectively internalize the management function of our business and operate as an internally managed company;

•	the receipt of any required CDO bondholder approvals in connection with our internalization;

•	changes in our industry, interest rates, the debt securities markets, the general economy or the commercial finance and real estate markets specifically;

•	unanticipated increases in financing and other costs, including a rise in interest rates, or requirements for additional collateral;

•	the performance and financial condition of borrowers and corporate customers;

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

•	risk of structured finance investments;

•	increased prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;

•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs or the exemptions from registration as an investment company);

•	class action lawsuits;

•	potential derivative stockholder claims and any future litigation that may arise;

•	the ultimate resolution of our five non-performing loans totaling $127.3 million and our four watch list loans totaling $41.0 million;

•	the monetization of our joint venture investments;

•	availability of investment opportunities in real estate-related and other securities;

•	the degree and nature of our competition;

•	our ability to satisfy our covenants for our CDO debt;

•	the adequacy of our cash reserves and working capital;

•	the timing of cash flows, if any, from our investments;

•	the liquidity and other effects of our common stock trading on the over-the-counter bulletin board; and

•	other factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

On October 30, 2007, a putative class action lawsuit was commenced in the United States District Court for the District of Connecticut against CBRE Realty Finance, Inc., our former chief financial officer and our former chief executive officer seeking remedies under the Securities Act of 1933, as amended. Amended complaints filed on March 25, 2008 and May 6, 2008 added our chairman and the underwriters that participated in our October 2006 initial public offering as additional defendants. The plaintiffs allege that the registration statement and prospectus relating to the initial public offering contained material misstatements and material omissions. Specifically, the plaintiffs allege that management had knowledge of certain loan impairments and did not properly disclose or record such impairments in the financial statements. The plaintiffs seek to represent a class of all persons who purchased or otherwise acquired our common stock between September 29, 2006 and August 6, 2007 and seek damages in an unspecified amount. On July 29, 2008, we filed a Motion to Dismiss the putative class action suit with the federal district court for the District of Connecticut. Oral argument before the court has been scheduled for November 2008 in connection with the Motion to Dismiss.

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

We believe that the allegations and claims against us and our directors, former chief financial officer and former chief executive officer are without merit and we intend to contest these claims vigorously. An adverse resolution of the action could have a material adverse effect on our financial condition and results of operations in the period in which the lawsuits and claims are resolved. We are not presently able to estimate potential losses to us, if any, related to these lawsuits and claims.

Item 1A:	Risk Factors

Other than the risk factors set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 16, 2008 with the Securities and Exchange Commission, or the Commission. As used in this Item 1A, unless the context otherwise requires, the terms “we,” “us,” and “our” refer to CBRE Realty Finance, Inc., our wholly-owned and majority-owned subsidiaries and our ownership in joint venture assets and real estate projects.

There can be no assurance that the actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, or market response to those actions, will achieve the intended effect, our business may not benefit from these actions and further government or market developments could adversely impact us.

In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008, or the EESA, was recently enacted. The EESA provides the U.S. Secretary of Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on, or related to, such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress. In addition, the U.S. Secretary of Treasury has the authority to establish a program to guarantee, upon request from a financial institution, the timely payment of principal and interest on these financial assets.

There can be no assurance that the EESA will have a beneficial impact on the financial markets, including current extreme levels of volatility. To the extent the market does not respond favorably to the TARP or the TARP does not function as intended, our business may not receive the anticipated positive impact from the legislation. In addition, the U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Sale of Registered Securities

None.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6:	Exhibits

3.1	Articles of Amendment and Restatement of CBRE Realty Finance, Inc., incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-132186), as amended.

3.2	Amended and Restated Bylaws of CBRE Realty Finance, Inc., incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-132186), as amended.

10.1	First Amendment to Amended and Restated Management Agreement, by and among CBRE Realty Finance, Inc., CBRE Realty Finance Management, LLC, CB Richard Ellis, Inc. and CBRE Melody & Company, dated October 13, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33050), filed on October 15, 2008.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRE Realty Finance, Inc.

/s/ Kenneth J. Witkin
Kenneth J. Witkin
Interim President and Chief Executive Officer

Date: November 6, 2008

/s/ Daniel Farr
Daniel Farr
Chief Financial Officer

Date: November 6, 2008