Form 10-K
period 2008-12-31
Realty Finance Corp
filed 2009-03-16
CIK 1330969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 001-33050

REALTY FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	30-0314655
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer of Identification No.)

185 Asylum Street, 31st Floor, Hartford, CT 06103

(Address of principal executive offices - zip code)

(860) 275-6200

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 Par Value	Over-the-Counter Bulletin Board

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 12, 2009, there were 30,936,533 shares of the Registrant’s common stock outstanding. The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2008, was $101,421,864. The aggregate market value was calculated by using the price at which our common stock was last sold, which was $3.44 per share on June 30, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2009 Annual Stockholders’ Meeting which are expected to be filed within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

REALTY FINANCE CORPORATION

PART I

ITEM 1.	BUSINESS

General

Realty Finance Corporation, formerly known as CBRE Realty Finance, Inc., was organized in Maryland on May 10, 2005, as a commercial real estate specialty finance company focused on originating and acquiring whole loans, bridge loans, subordinate interests in whole loans, or B Notes, commercial mortgage-backed securities, or CMBS, and mezzanine loans, primarily in the United States. Unless the context requires otherwise, all references to “we,” “our,” and “us” in this annual report mean Realty Finance Corporation, a Maryland corporation, our wholly-owned and majority-owned subsidiaries and our ownership in joint venture assets and real estate projects. As of December 31, 2008, we also own interests in seven joint venture assets, two of which are consolidated in the consolidated financial statements. We commenced operations on June 9, 2005. We are a holding company and conduct our business through wholly-owned or majority-owned subsidiaries.

Historically, we have been externally managed and advised by CBRE Realty Finance Management, LLC, our Manager, an indirect subsidiary of CB Richard Ellis Group, Inc., or CBRE, and a direct subsidiary of CBRE Melody & Company, or CBRE|Melody. As of December 31, 2008, CBRE|Melody also owned an approximately 4.5% interest in the outstanding shares of our common stock. In addition, certain of our executive officers and directors owned an approximately 2.5% interest in the outstanding shares of our common stock. The management agreement expired by its terms on December 31, 2008. The expiration of the management agreement ended our affiliation with CBRE and its affiliates. As a result, subsequent to December 31, 2008, we have internalized the operations historically performed by our Manager into our company through the direct hiring of the employees previously employed by our Manager and replacing other functions previously performed or facilitated by CBRE|Melody, such as payroll and other back office functions, and obtaining standalone insurance coverage. As a result of the termination of the management agreement, we will no longer pay any management fees. However, such fees will generally be replaced by costs that had historically been absorbed by our Manager, primarily compensation and benefit costs. No fees were paid by us in connection with the expiration of the management agreement.

On November 4, 2008, the 30 trading-day average market capitalization of our common stock fell below $25 million, resulting in the permanent delisting of our common stock from the New York Stock Exchange, or NYSE. Our common stock has since been traded through normal brokerage channels on the OTC Bulletin Board, or the OTCBB. The OTCBB is an electronic, regulated quotation service that displays real-time quotes, last-sale prices, and volume information for over-the-counter equity securities issued by companies that are subject to periodic filing requirements with the Securities and Exchange Commission, or the SEC, or other regulatory authority.

On December 8, 2008, the NYSE filed a Form 25 with the SEC to delist our common stock from trading on the NYSE and to deregister our common stock under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, which became effective on March 9, 2009. Given that we have fewer than 300 holders of record of our common stock, we will voluntarily choose to become a non-reporting company, which would suspend our obligation to file periodic reports with the SEC pursuant to the Exchange Act. Our board of directors has elected to file Form 15 with the SEC on or around March 16, 2009 to effectuate this change. Eliminating our requirement to make further SEC filings will permit us to reduce expenses associated with compliance efforts as well as listing fees, professional fees, insurance and other administrative costs. Currently, we do not believe the benefits of being a periodic reporting company and continuing to make SEC filings justify these significant costs. Upon the filing of the Form 15, we will no longer be obligated to file periodic reports with the SEC, including Forms 10-K, 10-Q and 8-K. As a result, management anticipates that our shares of common stock will not be eligible to be traded on the OTCBB and will instead be traded solely on the Pink OTC Markets, or the Pink Sheets. However, we can make no assurances that any broker will make a market in our common stock. The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes in real time, primarily through its web site, http://www.pinksheets.com. We intend to continue to release unaudited quarterly earnings reports and audited annual financial statements by posting on our website as well as on the OTC Disclosure and News Service.

We have elected to qualify to be taxed as a real estate investment trust, or REIT, for U. S. federal income tax purposes commencing with our taxable year ended December 31, 2005. As a REIT, we generally will not be subject to U. S. federal income tax on that portion of income that is distributed to stockholders if at least 90% of the our REIT taxable income is distributed to our stockholders. We conduct our operations so as to not be regulated as an investment company under the Investment Company Act of 1940, as amended, or the 1940 Act. We also conduct business through our wholly-owned taxable REIT subsidiary, or TRS, RFC TRS, Inc.

        In July 2007, when concerns over the sub-prime residential markets began impacting liquidity and valuations in the commercial real estate market, we suspended new investment activity due to the uncertainty about our ability to secure short-term financing under repurchase agreements and long-term financing through the use of collateralized debt obligations, or CDOs. Although we do not have any direct sub-prime exposure or direct exposure to the single family mortgage market, the factors described above have resulted in substantially reduced mortgage loan originations and securitizations, and caused more generalized credit market dislocations and a significant contraction in available credit. As a result, most financial industry participants, including commercial real estate lenders and investors, continue to find it difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt.

During 2008 and into 2009, the global capital markets continued to experience tremendous volatility and a wide-ranging lack of liquidity. The impact of the global credit crisis on our sector has been acute. Transaction volume has declined significantly, credit spreads for all forms of mortgage debt have reached all-time highs, issuance levels of commercial mortgage backed securities, or CMBS, have ground to a halt, and other forms of financing from the debt markets have been dramatically curtailed. Financial institutions still hold significant inventories of unsold loans and CMBS, creating a further overhang on the markets. The continuing dislocation in the debt capital markets, coupled with a slowdown in the U.S. economy, has already reduced property valuations and is impacting real estate fundamentals. These developments can and have impacted the performance of our existing portfolio of assets. Furthermore, the volatility in the capital markets has caused stress to all financial institutions and, our business is dependent upon these counterparties for, among other things, financing and interest rate derivatives. As we await the credit and capital markets to improve and stabilize, our primary focus has been securing our liquidity by paying down and terminating outstanding short-term repurchase agreements and managing our existing portfolio of assets to minimize credit risks where possible. The current credit and capital market environment remains unstable and we continue to review and analyze the impact on potential avenues of liquidity. We expect credit and capital market conditions to continue to be challenging throughout 2009 and into 2010.

During 2008, we undertook a process of evaluating strategic and operational initiatives assisted by our financial advisor, Goldman Sachs & Co., or Goldman Sachs. Based on the continued decline in the capital and credit markets which has had a severe adverse impact on our valuations and our ability to obtain financing, management concluded that a sale of our company, merger or other business combination, capital investment or other strategic alternatives at the present time was either not available or was not in the best interest of stockholders. We will continue to explore and evaluate future opportunities as they present themselves, however, our primary focus will remain on maximizing the value of our current $1.2 billion investment portfolio and non-recourse long-term financing in place through our two CDOs. As a result of the rapidly changing and evolving markets that continue to create challenges in our industry and in the general economy, we are experiencing the following: (i) no loan originations or other investment activity, (ii) lower operating margins due to lack of scale, (iii) reduced access to capital, if at all, and if such capital is available at significantly increased costs, (iv) an increase in non-performing loans and watch list assets, (v) reduced operating cash flows due to breach of CDO covenants and reduced asset base, and (vi) reduced cash available for distribution to stockholders, particularly as our portfolio is reduced by scheduled maturities, prepayments and non-performing loans. Our $1.2 billion investment portfolio has decreased by approximately 26% from December 31, 2007 based on these factors. On December 17, 2008, we announced that our board of directors suspended the quarterly cash dividend in order to increase our liquidity and maintain our financial flexibility.

As we continue to assess the impact of the credit and capital markets on our long-term business strategy, we have been focused on actively managing our existing investment portfolio. As of December 31, 2008, the net carrying value of our investments was approximately $1.2 billion, including origination costs and fees and net of repayments and sales of partial interests in loans and CMBS, with a weighted average spread to 30-day LIBOR of 311 basis points for our floating rate investments and a weighted average yield of 7.12% for our fixed rate investments. Our portfolio is comprised solely of commercial real estate debt and equity investments with no sub-prime exposure. We have long-term financing in place through our first CDO issuance, which provides approximately $508.5 million of financing with an average cost of 30-day LIBOR plus 50.6 basis points and our second CDO issuance which provides $853.2 million of financing with an average cost of 90-day LIBOR plus 40.6 basis points. Our CDOs contain reinvestment periods of five years during which we can use the proceeds of loan repayments to fund new investments. As of December 31, 2008, we had approximately 2.3 years and 3.3 years remaining in our reinvestment period for our first and second CDO, respectively. Reinvestment is not permitted during periods that we are not in compliance with our CDO covenants.

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends, fund debt service and for other general corporate purposes. On December 31, 2008, we had approximately $23.1 million of unrestricted cash and cash equivalents. We have long-term financing for 100% of our encumbered portfolio in place through our existing CDOs and mortgage loans. Our primary sources of funds for short-term liquidity requirements, including working capital, distributions, if any, debt service and additional investments, if any, consist of (i) cash flow from operations; (ii) proceeds from our existing CDOs; (iii) proceeds from principal and interest payments on our unencumbered investments; (iv) proceeds from potential loan and asset sales; and, to a lesser extent; (v) new financings or additional securitization or CDO offerings and (vi) proceeds from additional common or preferred equity offerings. We believe these sources of funds will be sufficient to meet out short-term liquidity requirements.

Due to continued market turbulence, we do not anticipate having the ability in the near term to access equity capital through the public or private markets or debt capital through warehouse lines, new CDO issuances, or new trust preferred issuances. We continue to explore equity and other capital raising options as well as other strategic alternatives as they present themselves; however, in the event we are not able to successfully secure financing, we will rely on existing cash on hand, cash flows from operations, principal payments on our investments, and proceeds from asset and loan sales, if any, to satisfy these requirements. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds therefrom or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations and ability to make distributions to our stockholders.

Our current and future borrowings may require us, among other restrictive covenants, to keep uninvested cash on hand, to maintain a certain portion of our assets free from liens and to secure such borrowings with our assets. These conditions could limit our ability to do further borrowings. If we are unable to make required payments under such borrowings, breach any representation or warranty in any loan document or violate any covenant contained in a loan document, our lenders may accelerate the maturity of our debt or require us to pledge more collateral. If we are unable to pay off our borrowings in such a situation, (i) we may need to prematurely sell the assets securing such debt, (ii) the lenders could accelerate the debt and foreclose on our assets that are pledged as collateral to such lenders, (iii) such lenders could force us into bankruptcy, (iv) such lenders could force us to take other actions to protect the value of their collateral and (v) our other debt financings could become immediately due and payable. Any such event would have a material adverse effect on our liquidity, the value of our common stock and the ability to make distributions to our stockholders.

The majority of our investments are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain interest coverage and asset overcollateralization covenants that must be met in order for us to receive such payments. If we fail our interest coverage or asset overcollateralization covenants in either of our CDOs, all cash flows from the CDO (including interest on the bonds we own, distributions on our common and preferred equity and our subordinated management fee) would be diverted to repay principal and interest on the outstanding CDO bonds and we would not receive any residual payments until the CDO was back in compliance with such tests. We were in compliance with all such covenants as of December 31, 2008. In the event of a breach of our CDO covenants that we could not cure in the near term, we would be required to fund interest on trust preferred securities and other expenses (including compensation expenses) through (i) cash on hand, (ii) income from any CDO not in default, (iii) sale of unencumbered assets or (iv) accessing debt or equity capital markets, if available. We have the ability to cure defaults, which would resume normal payments to us, by purchasing non-performing loans out of our CDOs. However, we may not have sufficient liquidity available to do so at such time. In some cases, collateral may be continuing to pay interest but may be considered a defaulted interest for the purpose of the covenant calculations, such as our CMBS in our 2006 CDO, or CDO I, which are considered defaulted interests for the purpose of covenant calculation if any rating agency downgrade occurs. To the extent noncompliance continues for an extended period of time, our ability to continue as a going concern may be jeopardized. At December 31 2008, our most restrictive covenants on our CDOs had an interest coverage ratio of 2.21x and 1.22x for CDO I and our 2007 CDO, CDO II, respectively, compared to minimum requirements of 1.21x and 1.09x. At December 31, 2008, our most restrictive covenants on our CDOs had an asset overcollateralization ratio of 1.15x and 1.10x for CDO I and CDO II, respectively, compared to minimum requirements of 1.12x and 1.10x. If we experience an additional $15 million or $500,000 in reductions of collateral in CDO I or CDO II, respectively, due to further investment losses or other factors, we will fail the overcollateralization test for the respective CDO.

        On February 25, 2009, we were notified by the CDO I trustee that we failed the overcollateralization test for CDO I on the February 25, 2009 payment date and, as a result, future net cash flows from CDO I, including approximately $488,000 due on the February 25, 2009 payment date, will be diverted to pay down principal of senior bond holders rather than being paid to us until such time the covenant is back in compliance, if ever. As of February 27, 2009, CDO II was in compliance with the overcollateralization test, however, if an additional $0.5 million in defaults occur, CDO II will also breach the overcollateralization covenant. Management believes it is likely that CDO II will fail the overcollateralization test at some point in 2009, which will result in the cash flows of CDO II (including interest on the bonds we own, distributions on our common and preferred equity and our subordinated management fee) being diverted to pay down principal of senior bond holders, eliminating residual cash inflows paid to us. With both CDOs out of compliance with overcollateralization covenants, we will have minimal incoming cash flows from our primary business and there is no assurance when or if we will be able to regain compliance with these covenants. As discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related-Party Transactions,” the breach of the overcollateralization covenant in either CDO provides MBIA Insurance Corporation, or MBIA, the controlling class of CDO II bondholders, the ability to terminate the existing collateral management agreement, as amended, and to remove us as the collateral manager of CDO II. We have incurred significant losses since our inception and may incur additional losses in the future as we continue to navigate the difficult issues in the credit and real estate markets. With minimal incoming cash flows, management’s plans to fulfill short-term capital requirements include (i) use of $23.1 million of cash on hand as of December 31, 2008 to fund operating expenses, (ii) senior collateral management fees, (iii) reduction in administrative costs, as a result of becoming a non-reporting company, (iv) reduction in employee headcount, and (v) sale of our unencumbered 1515 Market Street LLC joint venture interest, if possible under current market conditions. We believe these sources of funds will be sufficient to meet our liquidity requirements for at least the next 12 months. We continue to seek and explore partnerships and new business opportunities; however, there is no assurance that such partnerships or business opportunities will be available on favorable terms or at all.

As of December 31, 2008, our investment portfolio of approximately $1.2 billion in assets, including origination costs and fees, and net of repayments, sales of partial interests in loans, and loan loss reserves and charge offs, consisted of the following:

				Weighted Average
Security Description	Carrying Value	Number of Investments	Percent of Total Investments	Coupon	Yield to Maturity	LTV
	(In thousands)
Whole loans(1)	$843,934	38	61.3%	5.28%	5.09%	72%
B Notes	218,427	11	15.9%	5.42%	5.76%	52%
Mezzanine loans	247,437	12	18.0%	6.36%	6.38%	53%
CMBS	54,620	67	4.0%	4.76%	7.20%	—
Joint venture investments(2)	11,231	7	0.8%	—	—	—

Total investments	$1,375,649	135	100.0%
Loan loss reserve	(141,065)

Total investments, net	$1,234,584

(1)	Includes originated whole loans, acquired whole loans and bridge loans.
(2)

Includes our equity investment in two limited liability companies which are deemed to be VIEs and which we consolidate in our financial statements because we are deemed to be the primary beneficiary of these VIEs under FIN 46R.

The following chart illustrates the structure and ownership of our company during the year ended December 31, 2008 and the management relationship between our Manager and us. The management agreement expired by its terms on December 31, 2008.

(1)	Excludes shares of common stock beneficially owned by Mr. Ray Wirta, chairman of our board of directors.
(2)	The remainder is owned in the aggregate by our CEO and certain other employees of CBRE|Melody

Our Business Strategy

Historically, our business strategy has been to generate a diversified portfolio of commercial real estate investments and leverage these investments to produce attractive total returns to our stockholders. As we continue to assess the impact of the credit and capital markets on our long-term business strategy, we have been focused on actively managing our existing investment portfolio. We have not entered into a new investment since July 2007. As of December 31, 2008, the net carrying value of our investments was approximately $1.2 billion, including origination costs and fees and net of repayments and sales of partial interests in loans and CMBS, with a weighted average spread to 30-day LIBOR of 311 basis points for our floating rate investments and a weighted average yield of 7.12% for our fixed rate investments. Our portfolio is comprised solely of commercial real estate debt and equity investments with no sub-prime exposure. We have long-term financing in place through our first CDO issuance, which provides approximately $508.5 million of financing with an average cost of 30-day LIBOR plus 50.6 basis points and our second CDO issuance, which provides $853.2 million of financing with an average cost of 90-day LIBOR plus 40.6 basis points. Our CDOs contain reinvestment periods of five years during which we can use the proceeds of loan repayments to fund new investments. As of December 31, 2008, we had approximately 2.3 years and 3.3 years remaining in our reinvestment period for our first and second CDO, respectively.

The ability to manage our credit and real estate risks is a critical component of our success. We actively manage our portfolio by using our management team’s expertise in understanding the risk characteristics of an investment and, wherever possible, proactively managing the credit risk of investments in our portfolio. We generate income principally from the spread between the yields on our assets and the cost of our borrowing and hedging activities. Future distributions and capital appreciation are not guaranteed.

During 2008, we undertook a process of evaluating strategic and operational initiatives assisted by Goldman Sachs. Based on the continued decline in the capital and credit markets which has had a severe adverse impact on our valuations and our ability to obtain financing, management concluded that a sale of our company, merger or other business combination, capital investment or other strategic alternatives at the present time was either not available or was not in the best interest of stockholders. We will continue to explore and evaluate future opportunities as they present themselves, however, our primary focus will remain on maximizing the value of our current $1.2 billion investment portfolio and non-recourse long-term financing in place through our two CDOs. As a result of the rapidly changing and evolving markets that continue to create challenges in our industry and in the general economy, we are experiencing the following: (i) no loan originations or other investment activity, (ii) lower operating margins due to lack of scale, (iii) reduced access to capital, if at all, and if such capital is available at significantly increased costs, (iv) an increase in non-performing loans and watch list assets, (v) reduced operating cash flows due to breach of CDO covenants and a reduced asset base and (vi) reduced cash available for distribution to stockholders, particularly as our portfolio is reduced by scheduled maturities, prepayments and non-performing loans. Our $1.2 billion investment portfolio has decreased by approximately 26% from December 31, 2007 based on these factors. On December 17, 2008, we announced that our board of directors suspended the quarterly cash dividend in order to increase our liquidity and maintain our financial flexibility.

Our Financing Strategy

General Policies. Our financing strategy historically focused on the use of match-funded financing structures. This means that we seek to match the maturities and/or repricing schedules of our financial obligations with those of our investments to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets and to reduce the impact of changing interest rates on earnings. As of December 31, 2008, 100% of our encumbered portfolio was match-funded. Over the long-term, we intend to finance the acquisition of our investments primarily by borrowing against or leveraging our existing portfolio and using the proceeds to acquire additional investments; however, given current credit and capital market conditions, such financing is currently unavailable to us. We may, if available, from time to time utilize proceeds from equity and/or debt offerings or other forms of debt financing. Our leverage policy permits us to leverage up to 80% of the total value of our assets. Our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has discretion to deviate from or change our indebtedness policy at anytime. As of December 31, 2008, 98% of our assets by carrying value are levered. We use leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

Warehouse Facilities. Over the long-term, we seek to use short-term financing, in the form of warehouse facilities. Warehouse lines are typically collateralized loans made to borrowers who invest in securities and loans that in turn pledge the resulting securities and loans to the warehouse lender. As of December 31, 2008, we did not have a facility in place that allowed for additional short-term borrowings. As a result on the continued dislocation in the capital and credit markets, it is unlikely that any form of warehouse facilities will be available to us in the near-term.

Collateralized Debt Obligations. We intend to use long-term financing, in the form of securitization structures, particularly CDOs, as well as other match-funded financing structures, if available. We believe CDO financing structures are an appropriate financing vehicle for our targeted real estate asset classes because they will enable us to obtain long-term match-funded cost of funds and minimize the risk that we have to refinance our liabilities prior to the maturities of our investments while giving us the flexibility to manage credit risk and, subject to certain limitations, to take advantage of profit opportunities. As of December 31, 2008, we had issued two CDO transactions totaling approximately $1.4 billion, which provide attractive long-term financing. As a result on the continued dislocation in the capital and credit markets, there have been virtually no new CDO issuances and we are unable to predict when the market will return, to what degree underwriting standards will change and whether or not we will have access to such markets.

Term Debt. We may explore term financing from bank lenders that is secured by commercial real estate loans, securities or properties. We anticipate using secured leverage to enhance returns on investments. However, there is no assurance that such financing will be available.

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

As of December 31, 2008, our investment portfolio (excluding our direct real estate assets) of approximately $1.2 billion in assets, including origination costs and fees, and net of repayments, sales of partial interests in loans, and loan loss reserves and charge offs consisted of the following:

				Weighted Average
Security Description	Carrying Value	Number of Investments	Percent of Total Investments	Coupon	Yield to Maturity	LTV
	(In thousands)
Whole loans(1)	$843,934	38	61.3%	5.28%	5.09%	72%
B Notes	218,427	11	15.9%	5.42%	5.76%	52%
Mezzanine loans	247,437	12	18.0%	6.36%	6.38%	53%
CMBS	54,620	67	4.0%	4.76%	7.20%	—
Joint venture investments(2)	11,231	7	0.8%	—	—	—

Total investments	$1,375,649	135	100.0%
Loan loss reserve	(141,065)

Total investments, net	$1,234,584

(1)	Includes originated whole loans, acquired whole loans and bridge loans.
(2)

Includes our equity investment in two limited liability companies which are deemed to be variable interest entities, or VIEs, which we consolidate in our audited financial statements because we are deemed to be the primary beneficiary of these VIEs under Financial Accounting Standards Board Interpretation No. 46R, or FIN 46R.

Our investment guidelines require us to maintain a geographically diverse portfolio of assets. Our investment focus is on opportunities in North America. Our board of directors may change these guidelines or investment focus at any time without the approval of our stockholders. As of December 31, 2008, our investment portfolio (excluding our direct real estate assets) consisted of assets primarily located in four regions of the U.S., as defined by the National Council of Real Estate Investment Fiduciaries, or NCREIF, with approximately 29% of our investments located in the East, approximately 10% in the South, approximately 48% in the West and approximately 7% in the Midwest. The remaining 6% of our investments were located throughout the U.S. and Aruba.

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

If we anticipate selling the senior portion of our commercial mortgage loans, we would seek to fund the purchase of the loan either through, or jointly with, our TRS. In instances where we originate or purchase the commercial mortgage loans jointly with our TRS, we will retain the subordinate portion for our own account and our TRS will seek to sell the senior portion. If we purchase the commercial mortgage loans through our TRS, the TRS will sell the subordinate piece of the loan to us at fair market value determined based on arms length dealing, and the TRS will seek to sell the senior piece to third parties. Our TRS will be subject to corporate income tax on any taxable gain recognized by it on the sale of loans to us or to third parties and on its other taxable income. If we anticipate holding a commercial mortgage loan for our own account, we will generally seek to fund the purchase of the loan without funding by our TRS. We and our TRS intend to use warehouse facilities, if available, to provide short-term funding for our third-party loan purchases.

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

As of December 31, 2008, we had invested $843.9 million on a carrying value basis, or 61% of our total investments in whole loans. None of the whole loans we made investments in were in default at the time of purchase. However, we may in the future invest in whole loans or seasoned loans that may be in default. As of December 31, 2008, two whole loan investments with an aggregate carrying value of $57.5 million were on our watch list and one whole loan and two bridge loans totaling $20.6 million were non-performing, which are described further in Item 7 “Management’s Discussion and Analysis of Financial Condition— Risk Management” of this report.

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

As of December 31, 2008, we had invested $218.4 million on a carrying value basis, or 16% of our total investments in B Notes. As of December 31, 2008, one B-Note with a loan balance of $42.8 million is non-performing, which is described further in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” of this report.

Mezzanine Financing. Historically, we have invested in mezzanine loans that are senior to the borrower’s common and preferred equity in, and subordinate to a first mortgage loan on, a property. These loans are secured by pledges of ownership interests, in whole or in part, in entities that directly or indirectly own the real property.

Mezzanine loans may have elements of both debt and equity instruments, offering the fixed returns in the form of interest payments and principal payments associated with senior debt, while providing lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. Due to their higher risk profile, and often less restrictive covenants, as compared to senior loans, mezzanine loans generally earn a higher return than senior secured loans. Mezzanine loans also may include a “put” feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed upon formula.

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

As of December 31, 2008, we had invested $247.4 million on a carrying value basis, or 18% of our total investments in mezzanine financing. As of December 31, 2008, one mezzanine investment with a loan balance of $18.0 million was on our watch list and two mezzanine loans aggregating $65.0 million are non-performing, which is described further in Item 7 “Management’s Discussion and Analysis of Financial Condition— Risk Management” of this report.

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

As of December 31, 2008, we had invested $54.6 million on a carrying value basis, or 4% of our total investments in CMBS. During the year ended December 31, 2008, 11 of our 67 CMBS investments were downgraded and one was upgraded by nationally recognized statistical rating agencies, such as Standard and Poor’s Rating Service and Fitch Ratings and Moody’s Investors Services, Inc. Throughout 2008 and 2009, the CMBS market has experienced significant declines in value and significantly lower trading volumes.

Joint Venture Investments. In 2007, we elected to discontinue seeking new joint venture investments in favor of focusing on our core whole loan, B-notes, Mezzanine and CMBS investments. We continue to actively manage our existing joint venture portfolio. Our joint venture investment holdings involve the development, redevelopment or re-tenanting of all or a portion of the real estate assets in the retail, office, industrial and multifamily sectors. These investments were expected to initially provide a low current dividend or yield, or no current dividend or yield, on our invested equity compared to the dividend or yield that is projected upon stabilization of the underlying real estate assets. Therefore, these assets are likely to have a dilutive effect on our cash flows and results of operations.

As of December 31, 2008, we had invested approximately $77.9 million in joint venture investments which, after recognition of depreciation, operating losses and impairments, have a carrying value of $11.2 million, or 1% of our total investments. Included in this total is our equity investment in two limited liability companies that are deemed to be VIEs that we consolidate in our audited financial statements because we are deemed to be the primary beneficiary of these VIEs under FIN 46R.

Other Real Estate-Related Investments. We also may make investments in other types of commercial real estate assets. These may include acquisitions of real property, net leased property, distressed and stressed debt securities, RMBS, CDOs and equity and debt issued by REITs, other real estate companies or repurchase of our own CDO bonds that are outstanding. We have authority to issue our common stock or other equity or debt securities in exchange for property. Subject to gross income and asset tests necessary for REIT qualification, we may also invest in securities of other REITs, or other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.

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

Sourcing Potential Investment Opportunities

        We recognize that investing in our targeted asset classes can be very competitive under normal market conditions, and that we compete with many mortgage REITs, other specialty finance companies, private equity and other discretionary funds and other lenders for profitable investment opportunities. Given this potentially competitive environment, when and if we are actively make new investments, it is important for us to have access to the broadest supply of new investment and finance opportunities, which we refer to as our gross origination flow, so that we can be highly selective in those opportunities that we decide to pursue. Our management team’s deep experience in all aspects of real estate lending, investment, capital markets and management provides us with a valuable origination system. Over the years, our management team has developed extensive relationships with borrowers, sellers of whole loans, various financial institutions and other financial intermediaries throughout the U.S. These relationships provide us with a broad range of investment and finance opportunities, including seasoned loans, purchased securities and private equity. The depth and diversity of these relationships will provide us with investment and finance opportunities across all major product types and markets. As we continue to monitor the credit and capital markets, to the extent we are able to start making new investments, we will seek to leverage our experience and relationships to create new sourcing opportunities and partnerships.

Our Investment Process

While we are not currently making any new investments, our process for evaluating potential investment opportunities employs an active five-step investment process consisting of:

Information Research. We continuously monitor the property, credit and capital markets to adjust our investment strategy seeking to optimize the performance of our portfolio. We believe we have strong research capabilities through access to market data supplied by third party services. Some of the key elements we generally focus on are:

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

When we identify an investment opportunity that warrants continued review and resources, we will prepare a written summary of the transaction for the investment committee. The purpose of the brief is to introduce the opportunity to the investment committee and seek its initial guidance. The brief will include review of the following elements:

•	the borrower’s reputation, credit and payment performance;

•	an initial review of the asset, including market analysis, property valuation, risk assessment and physical examination;

•	consideration of environmental, structural and zoning factors;

•	the proposed transaction structure;

•	initial financial modeling; and

•	initial REIT and 1940 Act compliance.

We believe that this approach allows us to be responsive to prospective borrowers, clients and partners while enabling us to stay focused on which potential investments will best help us accomplish our goals. Once the investment committee agrees to place the prospective investment, we will then begin a more detailed and thorough underwriting and due diligence.

Thorough Underwriting and Due Diligence. Following the decision to pursue an investment, each potential transaction, whether a single asset or a portfolio of assets, is subject to a review of the underlying real estate collateral, the borrower and the associated debt/equity structure. We conduct a rigorous and disciplined review approach that allows us to determine whether a prospective investment can achieve our targeted returns. From a real estate perspective, the due diligence includes, but is not limited to:

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

Investment Committee Approval. The investment committee will review the final investment committee brief and decide to approve or decline the investment. Should the investment be approved, we will move to close the investment or financing with the assistance of legal, accounting, tax and other specialists appropriate for that particular investment.

All transactions are reported to our board of directors. When we make new investments, our investment committee consults with our board of directors and the executive committee of our board of directors to understand and take advantage of the latest available market information and trends. The majority vote (which must include the affirmative vote of our chief executive officer) of all members of our investment committee is required to approve all investments and dispositions, including investments and dispositions of up to $25 million (except for (i) investments and dispositions having credit ratings of “A” or better by a major rating agency, such threshold will be up to $50 million and (ii) with respect to aggregate CMBS investments of up to $15 million having credit ratings of “B” or better and consistent with our operating guidelines, only two members of the investment committee must approve the investment; however, the majority vote of all members of our investment committee will be required to approve aggregate CMBS investments over $15 million). Separate approvals by our executive committee and our board of directors are not required under the following circumstances. Our executive committee, which consists of Messrs. Ray Wirta, our chairman, and Kenneth J. Witkin, our chief executive officer, president and a director, has the authority delegated by our board of directors to authorize transactions consistent with our investment guidelines and must approve, by a majority vote (which must include the affirmative vote of the independent director), investments and dispositions aggregating greater than $25 million and up to $50 million (except for investments and dispositions having credit ratings of “A” or better by a major rating agency, such threshold will be greater than $50 million and up to $75 million). A majority of the members of our board of directors must approve all investments and dispositions greater than such amounts identified above.

Closing. The closing process is extensive due to the documentation associated with all of our investment products. Non-CMBS closings are completed, to the extent possible, on our own standard documentation. Those documents are negotiated by us with the support of one of our executive vice presidents and outside counsel.

Asset Management and Servicing

With respect to managing the investments made by us (with the assistance of GEMSA Loan Services, L.P., or GEMSA, a joint venture between CBRE|Melody and GE Capital Real Estate) or a third party (as servicer where appropriate) seeks to address the following issues:

•

Investment Monitoring. We actively monitor and manage our investments. Our asset managers have been trained to identify asset level risks early and to take measures to mitigate those concerns when possible. Our management team reviews our portfolio quarterly on a formal basis and more frequently, on an informal basis, to consider any “early watch list,” “watch list,” or “non-performing” assets and determine any appropriate actions and reserve strategies. Assets are managed aggressively through maturity.

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

•

Collateral Valuation. We are responsible for determining the value of the collateral property, including an analysis of the condition of the property, existing tenant base, current information and comparable market rents, occupancy and sales. When appropriate, we also conduct an investigation of the borrower to identify other potential sources of recovery, including other non-real estate collateral and guarantees. Our Manager is also responsible for reviewing the collateral operating statements on an ongoing basis and within the market in order to accurately track asset value and its cash flow performance.

•

Recovery Strategies. To the extent a default is realized with respect to an investment, we are responsible for recommending and implementing the appropriate recovery strategy in order to produce the highest present value recovery. Our management team’s real estate operating and distressed debt workout management experience put us in a strong position to manage problems that may arise. We may also utilize a special servicer, to manage, modify and resolve loans and other investments that fail to perform under the terms of the loan agreement, note, indenture, or other governing documents. Special servicers are most frequently employed in connection with whole loans, B Notes and first-loss classes of CMBS. For the years ended December 31, 2008, 2007 and 2006, we paid or had payable an aggregate of approximately $250,000, $251,000 and $82,000, respectively, in fees to GEMSA in its capacity as a special servicer to our company.

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

Credit Risk Management. We are exposed to various levels of credit and special hazard risk depending on the nature of our underlying assets and the nature and level of credit enhancements supporting our assets. Historically, we have originated or purchased mortgage loans that meet minimum debt service coverage standards established by us. We review and monitor credit risk and other risks of loss associated with each investment. In addition, we seek to diversify our portfolio of assets to avoid undue geographic, issuer, industry and certain other types of concentrations. Our board of directors monitors the overall portfolio risk and reviews levels of provision for loss.

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

Hedging Activities. We engage in hedging transactions to protect our investment portfolio from interest rate fluctuations and other changes in market conditions. These transactions may include interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments. These instruments may be used to hedge as much of the interest rate risk as we determine is in the best interest of our stockholders, given the cost of such hedges and the need to maintain our qualification as a REIT. We may from time to time enter into interest rate swap agreements to offset the potential adverse effects of rising interest rates under certain short-term repurchase agreements. We may elect to have us bear a level of interest rate risk that could otherwise be hedged when it believes, based on all relevant facts, that bearing such risk is advisable.

Disposition Policies. We evaluate our asset portfolio on a regular basis to determine if it continues to satisfy our investment criteria. Subject to certain restrictions applicable to REITs, we may cause us to sell our investments opportunistically and use the proceeds of any such sale for debt reduction, additional acquisitions or working capital purposes.

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

We may, under certain circumstances, repurchase our common stock in the open market or through private transactions with our stockholders, if those purchases are approved by our board of directors. Our board of directors has no present intention of causing us to repurchase any shares, and any action would only be taken in conformity with applicable federal and state laws and the applicable requirements for qualifying as a REIT, for so long as our board of directors concludes that we should remain a REIT. We also have the authority to offer equity or debt securities in exchange for property.

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

Future Revisions in Policies and Strategies. Our board of directors has approved the investment policies, the operating policies and other strategies of our company. Our board of directors has the power to modify or waive these policies and strategies without the consent of our stockholders to the extent that our board of directors (including a majority of our independent directors) determines that such modification or waiver is in our best interest and the best interest of our stockholders. Among other factors, developments in the market that either affect the policies and strategies mentioned herein or which change our assessment of the market may cause our board of directors to revise its policies and strategies.

Competition

        Over the long-term, growth in our net income depends, in large part, on our ability to originate and acquire structured investments with spreads over our borrowing costs. In originating and acquiring these investments, we compete with other commercial mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage brokers, insurance companies, mutual funds, institutional investors, private investment funds, investment banking firms, other lenders, governmental bodies and other entities. In addition, there are numerous commercial REITs with asset acquisition objectives similar to ours, and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of commercial real estate finance products suitable for purchase by us. Some of our anticipated competitors are significantly larger than us, have access to greater capital and other resources and may have other advantages over us.

Conflicts of Interest

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

Management Agreement

Prior to the expiration of the management agreement on December 31, 2008, we had entered into a management agreement with our Manager that provided for the day-to-day management of our operations. The management agreement required our Manager to manage our business affairs in conformity with the policies and the investment guidelines that are approved and monitored by our board of directors. Our Manager’s role as manager was under the supervision and direction of our board of directors.

Pursuant to the management agreement, our Manager was entitled to receive a base management fee, incentive compensation and reimbursement of certain expenses as described in the management agreement. The following table summarizes the fees and expenses payable to our Manager pursuant to the management agreement.

Fee	Summary Description
Base Management Fee	Payable monthly in arrears in an amount equal to 1/12th of the sum of (i) 2.0% of the first $400 million of our gross stockholders’ equity (as defined in the management agreement), or equity, (ii) 1.75% of our equity in an amount in excess of $400 million and up to $800 million and (iii) 1.50% of our equity in excess of $800 million. Our Manager used the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, received no cash compensation directly from us during the term of the management agreement.

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

For the twelve months ended December 31, 2008, 2007 and the 2006, our Manager had earned base management fees of approximately $5.1 million, $7.7 million and $6.5 million, respectively. We did not accrue or pay any incentive fees through December 31, 2008.

The management agreement with our Manager expired by its terms on December 31, 2008. The expiration of the management agreement ends our affiliation with CBRE and affiliates of CBRE effective December 31, 2008. On December 15, 2008, we, our Manager and CBRE|Melody entered into a Termination (the “Termination Agreement”) of the Amended and Restated Management Agreement. In addition to terminating the Amended and Restated Management Agreement, dated April 29, 2008, and acknowledging certain survival provisions in the Amended Management Agreement, the parties to the Termination Agreement acknowledged and/or agreed, among other things, that (i) the termination of the Amended Management Agreement will be effective as of December 31, 2008, (ii) there will be no termination fee in connection with the Termination Agreement, (iii) the Manager will make payment to us for certain accrued bonuses, (iv) we will make a payment to the Manager of (x) the final installment of the base management fee earned or accrued by our Manager as of December 31, 2008, (y) the reimbursement of CBRE’s operating expenses, and (z) the reimbursement of certain 2008 personnel bonuses, each on or before February 15, 2009, and (v) we will hire all employees of the Manager effective January 1, 2009.

Our Distribution Policy

U.S. federal income tax law requires that a REIT distribute annually at least 90% of its net taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain.

        In order to maintain our REIT qualification and to generally not be subject to U.S. federal income and excise tax, we intend to make distributions of all or substantially all of our net taxable income to holders of our common stock. On December 17, 2008, we announced that our board of directors suspended the quarterly cash dividend in order to maintain our financial flexibility. Any future distributions we make will be at the discretion of our board of directors and will depend upon, among other things, our actual results of operations. These results and our ability to pay distributions will be affected by various factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditure.

To the extent that our cash available for distribution is less than 90% of our net taxable income, we may consider various funding sources to cover any such shortfall, including selling certain of our assets. Our distribution policy enables us to review the alternative funding sources available to us from time to time.

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

RFC Holdings, LLC, our subsidiary that holds, through wholly-owned subsidiaries, substantially all of our real estate-related securities, intends to be exempt from 1940 Act regulation under either Section 3(c)(5)(C) and/or Section 3(c)(6) of the 1940 Act. With respect to this subsidiary, at least 55% of its portfolio (directly or indirectly through its wholly-owned subsidiaries) must consist of qualifying real estate assets (which, in general, must consist of whole mortgage loans and other liens on and interests in real estate, certain B Notes and CMBS with unilateral foreclosure rights on the underlying mortgages and certain whole pool CMBS) and at least another 25% of its portfolio must consist of qualifying real estate assets or other real estate-related assets.

Based on no-action letters issued by the Staff of the Securities and Exchange Commission, or the SEC Staff, we classify our investments in whole loans as qualifying real estate assets, as long as the loans are “fully secured” by an interest in real estate. That is, if the loan-to-value ratio of the loan at the time of purchase or origination is equal to or less than 100%, then we consider the loan a qualifying real estate asset. We do not consider loans with loan-to-value ratios at the time of purchase or origination in excess of 100% to be qualifying real estate assets that come within the 55% basket, but only real estate-related assets that come within the 25% basket. With respect to our investments in B Notes, based on an SEC staff no-action letter, a B Note is a qualifying real estate asset that comes within the 55% basket, or Qualifying B Notes, where, among other conditions, (i) we have approval rights in connection with any material decisions pertaining to the administration and servicing of the relevant mortgage loan and with respect to any material modification to the relevant loan agreements, and (ii) in the event that the relevant mortgage loan becomes non-performing, we have effective control over the remedies relating to the enforcement of the loan, including ultimate control of the foreclosure process by having the right to: (a) appoint the special servicer to manage the resolution of the loan, (b) advise, direct or approve the action of the special servicer, (c) terminate the special servicer at any time with or without cause, (d) cure the default so that the loan is no longer non-performing, and (e) purchase the A Note at par plus accrual interest, thereby acquiring the entire mortgage loan. We will treat certain mezzanine loans (Tier 1 mezzanine loans) as qualifying real estate assets where, among other conditions, we (i) exercise ongoing control over management of the underlying property, (ii) have the right to readily cure a default or purchase the mortgage loan in the event of a default on the mortgage loan, and (iii) have the right to foreclose on the collateral and through our ownership in the property-owning entity become the owner of the underlying property. We will treat our other mezzanine loans and our current CMBS investments as real estate-related assets that come within the 25% basket.

Our joint venture investments may constitute qualifying real estate assets if we have the right to approve certain major decisions affecting the joint venture. Our direct real estate assets will be qualifying real estate assets. The treatment of other investments as qualifying real estate assets and real estate-related assets is based on the characteristics of the underlying collateral and the particular type of loan including whether we have foreclosure rights with respect to those securities or loans that have underlying real estate collateral. Because RFC Holdings, LLC intends to rely on Section 3(c)(5)(C) and/or Section 3(c)(6) for its 1940 Act exemption, our investment therein will not constitute an “investment security” for purposes of the 40% Test. We believe that RFC TRS, Inc., our TRS, is exempted from 1940 Act regulation under Section 3(c)(7) of the 1940 Act. Therefore, our investment in our TRS will constitute an “investment security” for purposes of the 40% Test. Our CDO subsidiaries are each a QRS, that is expected to be exempted under the 1940 Act under Section 3(c)(5)(C). Additionally, we expect to form separate subsidiaries for each additional CDO or other securitizations we sponsor. We expect that each such subsidiary will rely on the exception provided by Section 3(c)(5)(C) or 3(c)(7) under the 1940 Act.

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

        Prior to the expiration of the management agreement on December 31, 2008, our investment activities were managed by our Manager and, through it, by CBRE and CBRE|Melody. The Manager was also supervised by our investment committee and board of directors. Ray Wirta, vice chairman and director of CBRE and chairman of our Manager, is our chairman.

Staffing

Prior to the expiration of the management agreement on December 31, 2008, we were managed by our Manager pursuant to the management agreement between our Manager and us. Our Manager had 16 employees as of December 31, 2008 that were fully dedicated to the operations of our Manager. All of our executive officers were employees of our Manager as of December 31, 2008. On January 1, 2009 all employees of our Manager became our employees as part of the internalization.

Available Information

Our internet address is www.realtyfinancecorp.com. We make available, free of charge, on or through the “SEC Filings” section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Also posted on our website, and available in print upon request to our Investor Relations Department, are the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, and our Code of Business Conduct and Ethics, which governs our directors, officers and employees. Within the time period required by the Securities and Exchange Commission, we will post on our website any amendment to our Code of Business Conduct and Ethics and any waiver applicable to our senior financial officers, and our executive officers or directors. In addition, information concerning purchases and sales of our equity securities by our directors and Section 16 reporting officers is also posted on our website. You can also read and copy the materials we file with the Securities and Exchange Commission at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The Securities and Exchange Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding the issuers that file electronically with the Securities and Exchange Commission.

Our investor relations representative can be contacted by telephone: (860) 275-6200, or at our principal executive office, which is located at 185 Asylum Street, 31st Floor, Hartford, CT 06103, Attention: Investor Relations.

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

Risks Related To Our Business

Rating agency downgrades and impairment of certain of our loan investments have and may continue to adversely affect our cash flows.

The terms of our CDOs include certain overcollateralization and interest coverage tests, which are used primarily to determine whether and to what extent principal and interest paid on the debt securities and other assets that serve as collateral underlying the CDOs may be used to pay principal and interest on the various classes of notes payable issued by the CDOs. In the event these tests are not satisfied, interest and principal that would otherwise be payable on certain of the junior tranches of notes payable issued by the CDOs are instead redirected to pay principal on certain senior tranches of notes payable issued by the CDOs.

Certain overcollateralization coverage tests failed with respect to the February 2009 determination date for CDO I as a result of recent rating downgrades that have occurred since December 31, 2008 and certain loan loss reserves or impairments recognized in our portfolio. As a result, on the February 25, 2009 payment date, approximately $488,000 of cash from CDO I that otherwise would have been payable to us, (i) as the holder of certain junior tranches of notes payable and preferred shares issued by CDO I and (ii) in respect of the subordinate collateral management fees, were instead redirected to pay principal and interest on certain senior tranches of notes payable issued by CDO I, which are owned by third parties. We expect that such coverage tests will continue to fail for the foreseeable future.

The failures of the overcollateralization coverage tests under CDO I permit MBIA, as controlling class of CDO II bondholders, to terminate the existing collateral management agreement and to remove us as the collateral manager of CDO II. If that happens, we will lose the collateral management fees.

To date, rating agency downgrades or impairment of our loan investments have not affected the overcollateralization coverage tests applicable to CDO II. However, if an additional $0.5 million in defaults occur, CDO II will also breach its overcollateralization tests. Management believes that it is likely that CDO II will fail such test at some point in 2009, which will result in the cash flows of CDO II being diverted to pay principal and interest on the most senior tranches of notes payable issued by CDO II.

Apart from overcollateralization and interest coverage tests, the operative documents of the CDOs provide for certain events of default, occurrence of which would entitle a senior class or classes of notes payable to accelerate the notes payable of such CDO and, depending upon the circumstances, require a liquidation of the collateral under then-current market conditions, which could result in higher levels of losses on the collateral and the notes payable of such CDO than might otherwise occur.

Because we have not entered into any new investments since July 2007, almost all of our income in 2008 came from cash flows from our CDOs. Failures of the overcollateralization coverage tests would seriously curtail our liquidity and jeopardize our ability to support the CDOs and our other assets. While we had approximately $23.1 million of unrestricted cash and cash equivalent as of December 31, 2008, and believe we have sufficient cash to meet our liquidity requirements for the next 12 months, significant reduction in cash flows from our CDOs could force us to reduce staff and adversely impact our business operations.

Our CDOs would continue to generate taxable income for us despite the fact that if in the future we are not receiving cash distributions on our equity and subordinated note holdings from these CDOs. Should this occur, taxable income would continue to be recognized on each underlying investment in the relevant CDO. We would continue to be required to distribute 90% of our REIT taxable income (determined with regard to the dividends paid deduction and excluding net capital gain) from these transactions to continue to qualify as a REIT, despite the fact that we are not receiving cash distributions on our equity and subordinated note holdings from these CDOs.

There can be no assurance that the actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, or market response to those actions, will achieve the intended effect, our business may not benefit from these actions and further government or market developments could adversely impact us.

        Since mid-2007, and particularly during the second half of 2008, the financial services industry and securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all assets classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in the financial institutions, but more recently in companies in a number of other industries and in the broader markets. The decline in asset values has caused increases in margin calls for investors, requirements that derivatives counterparties post additional collateral and redemptions by mutual and hedge fund investors, all of which have increased the downward pressure on asset values and outflows of client funds across the financial services industry. In addition, the increased redemptions and unavailability of credit have required hedge funds and others to rapidly reduce leverage, which has increased volatility and further contributed to the decline of asset values.

In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008, or the EESA, was signed into law on October 3, 2008. The EESA authorizes the U.S. Secretary of Treasury to create a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on, or related to, such mortgages, that in each case was originated or issued on or before March 14, 2008. EESA also provides for a program that would allow companies to insure their troubled assets. As of February 19, 2009, the U.S. Treasury had announced the establishment of the following programs under TARP: the Capital Purchase Program, or CPP, the Target Investment Program, or TIP, the Systematically Significant Failing Institutions Program, or SSFIP, the Asset Guarantee Program, or AGP, the Auto Industry Financing Program, or AIFP, and the Homeowner Affordability and Stability Plan, or HASP, which is partially financed by TARP.

In addition, the American Recovery and Reinvestment Act of 2009, or ARRA, was signed into law on February 17, 2009. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. ARRA also imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients.

These can be no assurance that the EESA, TARP or other programs will have a beneficial impact on the financial markets, including current extreme levels of volatility. To the extent the market does not respond favorably to these new initiatives or these new initiatives do not function as intended, our business may not receive the anticipated positive impact from the legislation. In addition, the U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

The continuing dislocation in the sub-prime mortgage sector and securitization markets, and the current weakness in the broader financial markets, could adversely affect us and our ability to fund our business, which could result in increases in our borrowing costs, reduction in our liquidity and reductions in the value of the investments in our portfolio.

The continuing dislocation in the sub-prime mortgage sector and securitization markets, and the current weakness in the broader financial markets, could adversely affect our ability to enter into new repurchase agreements or obtain other forms of financing. Recent developments in the market for many types of mortgage products have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to sub-prime assets, there has been an overall reduction in liquidity across the credit spectrum of mortgage products. This could potentially limit our ability to finance our investments and operations, increase our financing costs and/or reduce our liquidity. If major market participants continue to fail and withdraw from the market, it could negatively impact the marketability of all fixed income securities, and this could reduce the value of the securities in our portfolio, thus reducing our net book value. Furthermore, if we are unable to obtain new financings, we could be forced to sell our investments at a time when prices are depressed. If this were to occur, it could prevent us from complying with the REIT asset and income tests necessary to fulfill our REIT qualification requirements or could cause us not to qualify for an exemption from the 1940 Act, and otherwise materially harm our results of operation, financial outlook and our ability to make distributions to our stockholders.

In addition, should we enter into any new repurchase agreements, the liquidity in our portfolio may also be adversely affected by possible margin calls under any such repurchase agreements. Repurchase agreements often allow the lender, to varying degrees, to determine a new market value of the collateral to reflect current market conditions. If the lender determines that the value of the collateral has decreased, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing, subject to commercially reasonable business standards, on minimal notice as it has in the past. A significant increase in margin calls as a result of spread widening could harm our liquidity, results of operation, financial condition, business prospects, and our ability to make distributions to our stockholders. Additionally, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations, financial condition, and may impair our ability to make distributions to our stockholders

We may not be able to access financing sources on favorable terms, or at all, which could adversely affect our ability to execute our business plan.

We have not entered into any new investments since July 2007. To the extent we are able to restart our lending activities, we intend to finance our assets over the long-term through a variety of means, including warehouse lines, repurchase agreements, credit facilities, issuance of CMBS, CDOs and other structured financings. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner which are beyond our control, including lack of liquidity and greater credit spreads. We cannot assure you that these markets will provide an efficient source of long-term financing for our assets. Currently, they do not. If our strategy is not viable, we will have to attempt to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities, if available, may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to stockholders, funds available for operations as well as for future business opportunities. Due to the current state of the credit and capital markets, we expect the availability of repurchase agreements, which we historically have used to finance loan originations that will ultimately be packaged in CDO offerings, will be limited throughout at least 2009.

Failure to procure adequate capital and funding would adversely affect our results and may, in turn, negatively affect the market price of shares of our common stock and our ability to distribute dividends.

We depend upon the availability of adequate funding and capital for our operations. As a REIT, we are required to distribute annually at least 90% of our net taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and are therefore not able to retain significant amounts of our earnings for new investments. However, RFC TRS, Inc., our TRS, is able to retain (and likely will retain) earnings for investment in new capital, subject to the REIT requirements which place a limitation on the relative value of TRS stock and securities owned by a REIT. The failure to secure acceptable financing could reduce our taxable income, as our investments would no longer generate the same level of net interest income due to the lack of funding or increase in funding costs. A reduction in our net income would have an adverse effect on our liquidity and our ability to make distributions to our stockholders. We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. Therefore, in the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the market price of our common stock and our ability to make distributions to stockholders.

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

Higher loan loss reserves are expected if economic conditions do not improve.

If the decline in the U.S. economy does not stabilize and reverse in 2009, we will likely experience significant increases in loan loss reserves, potential defaults and asset impairment charges in 2009. Borrowers may also be less able to pay principal and interest on loans if the economy continues to weaken and they continue to experience financial stress. Declining real property values also would increase loan-to-value ratios on our loans and, therefore, weaken our collateral coverage and increase the likelihood of higher loan loss reserves. Any sustained period of increased defaults and foreclosures would adversely affect our interest income, financial condition, business prospects and our cash flows.

Loan loss reserves are particularly difficult to estimate in a turbulent economic environment.

Our loan loss reserves are evaluated on a quarterly basis. Our determination of loan loss reserves requires us to make certain estimates and judgments, which are particularly difficult to determine during a recession where commercial real estate credit has been nearly shut off and commercial real estate transactions have dramatically decreased. Our estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our commercial real estate loans, loan structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for a refinancing market coming back to commercial real estate in the future and expected market discount rates for varying property types. If our estimates and judgments are not correct, our results of operations and financial condition could be severely impacted.

Our financial condition and results of operation will depend on our ability to manage future growth effectively.

Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on our management team and its ability to identify and invest in securities that meet our investment criteria as well as on our access to financing on acceptable terms. Our ability to grow is also dependent upon our ability to successfully hire, train, supervise and manage employees. We may not be able to manage growth effectively or to achieve growth at all. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition results of operations and ability to make distributions to stockholders.

We may experience reductions in portfolio income which would reduce our ability to make distributions over time.

We have not made a new investment since July 2007. Due to our status as a REIT, we are required to distribute at least 90% of our REIT taxable income to stockholders. We may experience declines in the size of the investment portfolio over time. A reduction in the size of our portfolio would also result in reduced income available for distribution and thereby lessen our ability to make distributions to our stockholders. On December 17, 2008, we announced that our board of directors suspended the quarterly cash dividend in order to maintain our financial flexibility.

Our ability to retain and attract key personnel is critical to our success and our future growth.

Our success depends on our ability to retain our senior management and the other members of our management team and recruit additional qualified personnel. However, we may not succeed in retaining current personnel or recruiting additional personnel, as the market for qualified professionals in our industry is extremely competitive and costly. Members of our senior management possess substantial experience and expertise in investing, asset management and finance, and have significant relationships with our customers and other institutions which are the source of many of our investment opportunities. Therefore, if members of our management join competitors or form competing companies, it could result in the loss of investment opportunities, which could have a material adverse effect on our results of operations. Efforts to retain or attract professionals may result in significant additional expenses, which could adversely affect our business. However, the lack of liquidity could force us to reduce staff, which could negatively impact our business operations.

We may not be able to successfully complete securitization transactions.

In addition to issuing senior securities to raise capital as described above, we may in the future, to the extent consistent with REIT requirements, seek to securitize certain investments to generate cash for funding new investments, although we do not expect the markets for CDOs to be available in the near-term. This would involve creating a special-purpose vehicle, contributing a pool of our assets to the entity, and selling interests in the entity on a non-recourse basis to purchasers (who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools). We would retain all or a portion of the equity in the securitized pool of portfolio investments. When and if we are able to invest again, we expect we would initially finance our investments with relatively short-term credit facilities. We would use these short-term facilities to finance the acquisition of securities until a sufficient quantity of securities is accumulated, at which time we would attempt to refinance these facilities through a securitization, such as a CDO issuance, or other long-term financing, if available. As a result, we are subject to the risk that we may not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible securities to maximize the efficiency of a CDO issuance, if available. We also bear the risk that we may not be able to obtain short-term credit facilities or may not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible securities for a long-term financing. The inability to secure new short-term credit facilities may require us to seek more costly financing for our investments or to liquidate assets. In addition, conditions in the capital markets may make the issuance of a CDO impractical at all or when we do have a sufficient pool of collateral. The inability to securitize our portfolio would hurt our performance and ability to grow our business. At the same time, the securitization of our portfolio investments might expose us to losses, as the residual portfolio investments in which we do not sell interests will tend to be riskier and more likely to generate losses. For example, we are currently receiving no cash flow from our equity and subordinate debt interests and our subordinated management fees in CDO I because certain overcollateralization coverage tests have been triggered in such CDO.

We leverage our investments, which may adversely affect our return on our investments and may reduce cash available for distribution to our stockholders.

We leverage our investments through borrowings, generally through the use of warehouse facilities, bank credit facilities, repurchase agreements, secured loans, securitizations, including the issuance of CDOs, loans to entities in which we hold, directly or indirectly, interests in pools of assets, and other borrowings. Our charter contains no limitations on our use of leverage. As of December 31, 2008, our outstanding indebtedness with respect to leveraged investments was $1.4 billion, secured by 61 loans and 67 CMBS investments with an aggregate carrying value of approximately $1.2 billion, representing 87% of our assets by carrying value. At December 31, 2008, our leverage ratio was 6.8 times. The percentage of leverage varies depending on our ability to obtain credit facilities and the lender’s and rating agencies’ estimate of the stability of the investments’ cash flow. We intend to continue to use leverage to acquire all of our investments consistent with the policy described above, although our board of directors may alter this policy at any time. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions increase the cost of our financing relative to the income that can be derived from the assets acquired. Our debt service payments will reduce cash flow available for distributions to stockholders. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy the obligations. In addition, if a property or properties are mortgaged to secure payment of indebtedness and we are unable to meet required mortgage payments, the mortgage securing the property could be foreclosed upon by, or the property could be otherwise transferred to the mortgagee with a consequent loss of asset value and income to us and our stockholders. We leverage certain of our assets through warehouse agreements. A decrease in the value of these assets may lead to margin calls which we will have to satisfy. We may not have the funds available to satisfy any such margin calls and may have to sell assets at a time when we might not otherwise choose to do so.

Future credit facility providers, if any, may require us to maintain a certain amount of cash uninvested or set aside unlevered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition and ability to make distributions could deteriorate rapidly.

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

We may change our investment strategy or asset allocation, including the percentage of assets that may be invested in each class, or in the case of securities, in a single issuer, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described herein. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the market price of our common stock and our ability to make distributions to you. Furthermore, a change in our asset allocation could result in our making investments in instrument categories different from those described herein. In May 2007, we decided to no longer pursue equity real estate investments through joint ventures arrangements, and to instead concentrate solely on the fixed-income arena. Operational policy changes could adversely affect the market price of our common stock and our ability to make distributions to our stockholders.

Liquidity in the capital markets is essential to our businesses and future growth and we rely on external sources to finance significant portion of our operations. We have limited liquidity and we may be required to pursue certain measures in order to maintain or enhance liquidity.

Liquidity is essential to our business and our ability to grow and to fund existing obligations. Our liquidity may be impaired by an inability to access secured and/or unsecured debt markets, an inability to access funds from our subsidiaries, an inability to sell assets or redeem our investments, or unforeseen outflows of cash or collateral. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us, or even by the perception among market participants that we, or other market participants, are experiencing greater liquidity risk.

We depend on external financing to fund the growth of our business mainly because one of the requirements for the Internal Revenue Code for a REIT is that it distributes 90% of its taxable income to its shareholders, including taxable income where we do not receive corresponding cash. Our access to equity or debt financing depends on the willingness of third parties to make equity investments in us and provide us with corporate level debt. It also depends on conditions in the capital markets generally. Companies in the real estate industry, including us, are currently experiencing, and have at times historically experienced, limited availability of capital, and new capital sources may not be available on acceptable terms. Our ability to raise capital could be impaired if the capital markets have a negative perception of our long-term and short-term financial prospects or the prospects for mortgage REITs and the commercial real estate market generally. We cannot be certain that sufficient funding or capital will be available to us in the future on terms that are acceptable to us. If we cannot obtain sufficient funding on acceptable terms, we will not be able to grow our business, which would likely have a negative impact on the market price of our common stock and our ability to make distributions to our stockholders.

In addition, the liquidity in our portfolio may also be adversely affected by possible margin calls under any future repurchase agreements. Repurchase agreements generally allow the counterparties, to varying degrees, to determine a new market value of the collateral to reflect current market conditions. If such counterparties determine that the value of the collateral has decreased, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. A significant increase in margin calls as a result of spread widening could harm our liquidity, results of operation, financial condition, business prospects, and our ability to make distributions to our stockholders. Additionally, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations, financial condition, and may impair our ability to maintain our current level of dividends.

It is difficult to predict when conditions in our business will improve. We expect that the adverse circumstances and trends in our business and securities will continue through at least the remainder of 2009, and will begin to improve thereafter only as the credit markets and overall economy improve. There can be no assurance as tow whether the credit markets and economy will improve in 2009, and even if they do improve, whether they will improve early enough in 2009 to impact our business and securities favorably in that same year. Continued disruption in the global credit markets or further deterioration in those markets may have a material adverse effect on our ability to repay or refinance our borrowings and our ability to grow our business.

Currently, we have limited liquidity. As of December 31, 2008, our cash balance was $23.1 million. We may be required to pursue certain measures in order to maintain or enhance our liquidity, including seeking the extension or replacement of our debt facilities, potentially selling assets at unfavorable prices and/or reducing our operating expenses. The CDOs are subject to structural inflexibility with little or no ability on our part as holders of junior notes payable and preferred shares in the CDOs to effect sales of assets held in the CDOs to raise capital for our liquidity needs. We cannot assure you that we will be successful in measures to improve our liquidity.

For information about our available sources of funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and the notes to the consolidated financial statements in this Annual Report on Form 10-K.

The recent downturn in the credit markets has increased the cost of borrowing and has made financing difficult to obtain, which has negatively impacted our business, and may have a material adverse effect on us.

During 2008, the sub prime residential lending and single family housing markets began to experience accelerating default rates, declining real estate values and increasing backlog of housing supply. The residential sector issues quickly spread more broadly into the asset-backed, corporate and other credit and equity markets. Since the sub prime meltdown, volatility and risk premiums in most credit and equity markets have increased dramatically while liquidity has decreased. These issues have continued throughout 2008 and into the beginning of fiscal 2009. Increasing concerns regarding the U.S. and world economic outlook, such as large asset write-downs at banks, rising oil prices, declining business and consumer confidence and increased unemployment, are compounding these issues and risk premiums in most capital markets remain near historical all-time highs. Although we do not have any direct sub prime exposure or direct exposure to the single family mortgage market, the factors described above have resulted in substantially reduced commercial mortgage loan originations and securitizations, and are precipitating more generalized credit market dislocations and a significant contraction in available credit. As a result, most financial industry participants, including commercial real estate lenders and investors, are finding it difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt.

        Due to these conditions, the commercial real estate finance market has experienced higher volatility and less liquidity despite continued relatively strong credit performance across the sector. Credit has become more expensive and difficult to obtain for the Company and its competitors. The cost of financing as well as overall market-demanded risk premiums in commercial lending have increased. Most lenders are imposing more stringent restrictions on the terms of credit and there is a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact on the tightening of the credit markets, further declines in real estate values in the U.S. and continuing credit and liquidity concerns may have a material adverse effect on us. Additionally, there is no assurance that the increased financing costs, financing with increasingly restrictive terms or the increase in risk premiums that are demanded by investors will not have a material impact on our future profitability measures. However, we expect that a portion of the impact of increased capital costs will be offset by increased yields on newly-originated assets, particularly if assets in our existing commercial real estate CDOs are repaid.

Lenders may require us to enter into restrictive covenants relating to our operations.

        When we obtain financing, lenders could impose restrictions on us that would affect our ability to incur additional debt, our capability to make distributions to stockholders and our flexibility to determine our operating policies. Loan documents we execute will contain negative covenants that may limit, among other things, our ability to repurchase stock, distribute more than a certain amount of our funds from operations, and employ leverage beyond certain amounts. For example, though we have legal title to our assets and have all of the risks and rewards of ownership, under a typical master repurchase agreement, the lender would have a security interest in certain assets as collateral for our obligation under the related borrowings. Accordingly, we would be prohibited, among other things, from taking any action which would directly or indirectly impair or adversely affect the lender’s security interest the underlying securities or loans, to transfer any interest in the underlying loans to any person other than the lender, to modify in any material respect or terminate any of our organizational documents or to create or permit any lien or encumbrance on the underlying securities or loans.

If we issue senior securities we will be exposed to additional restrictive covenants and limitations on our operative flexibility, which could adversely affect our ability to pay dividends.

If we decide and the markets allow us to issue senior securities in the future, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Holders of senior securities may be granted specific rights, including but not limited to: the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under the indenture, rights to restrict dividend payments, and rights to require approval to sell assets. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. We, and indirectly our stockholders, will bear the cost of issuing and servicing such securities.

The warehouse agreements and credit facilities that we use to finance our investments may require us to provide additional collateral.

We use credit facilities, when available, including warehouse agreements, to finance our investments. If the market value of the loans or securities pledged or sold by us to a funding source decline in value, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced. For example, under a typical master repurchase agreement, the lender may, by notice to us, require us to transfer to the lender cash or additional collateral acceptable by the lender in its sole and absolute discretion not later than one business day after such notice was given. We may not have the funds available to pay down our debt, which could result in defaults. Posting additional collateral to support our credit facilities will reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate our indebtedness, increase interest rates and terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the U.S. Bankruptcy Code.

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

Investor demand for commercial real estate CDOs has been substantially curtailed.

The turmoil in the structured finance markets has negatively impacted the credit markets generally, and, as a result, investor demand for commercial real estate CDOs has been substantially curtailed. In recent years, we have relied, to a substantial extent, on CDO financings to obtain match funded financing for our investments. Until the market for commercial real estate CDOs recovers, we may be unable to utilize CDOs to finance our investments and we may need to utilize less favorable sources of financing to finance our investments on a long-term basis. There can be no assurance as to when demand for commercial real estate CDOs will return or the terms of such securities investors will demand or whether we will be able to issue CDOs to finance our investments on terms beneficial to us.

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

To the extent we are able to restart our lending activities, as we have not entered into any new investments since July 2007, we price our assets based on our assumption about future credit spreads for financing those assets. We have obtained and will attempt to obtain in the future longer term financing for our assets using structured financing techniques. Such issuance entail interest rates set at a spread over a certain benchmark, such as the yield on United States Treasury obligations, swaps or LIBOR. If the spread that investors are paying on our current structured finance vehicle and will pay on future structured finance vehicles we may engage in over the benchmark widens and the rates we are charging or will charge on our securitized assets are not increased accordingly, this may reduce our income or cause losses and affect our ability to make distributions to stockholders.

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

A portion of our assets is classified for accounting purposes as “trading.” Changes in the market values of these assets will be directly charged or credited to earnings and a decline in value reduces the book value of our assets.

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

We may suffer a loss if a borrower defaults on a non-recourse loan or on a loan that is not secured by underlying real estate.

In the event of a default by a borrower on a non-recourse loan, we will only have recourse to the real estate-related assets collateralizing the loan. For this purpose, we consider loans made to special purpose entities formed solely for the purpose of holding and financing particular assets to be non-recourse loans. If the underlying collateral value is below the loan amount, we will suffer a loss. Conversely, we sometimes make loan investments that are unsecured or are secured by equity interests in the borrowing entities. These loans are subject to the risk that other lenders may be directly secured by the real estate assets of the borrower. In the event of a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying real estate.

In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the borrower prior to a default, and as a result, their value may be reduced by acts or omissions by owners or managers of the assets.

We may suffer a loss if a borrower or guarantor defaults on recourse obligations under our loans.

We sometimes obtain individual or corporate guarantees from borrowers or their affiliates, which guarantees are not secured. In cases where guarantees are not fully or partially secured, we typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants, or that sufficient assets will be available to pay amounts owed to us under our loans and guarantees. As a result of these factors, we may suffer losses which could have a material adverse effect on our financial performance, the market prices of our securities and our ability to pay dividends.

We may suffer a loss in the event of a default or bankruptcy of a borrower, particularly in cases where the borrower has incurred debt that is senior to our loan.

If a borrower defaults on our loan but does not have sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event of a borrower bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy our loan. In addition, certain of our loans are subordinate to other debt of the borrower. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.

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

We are subject to the risks associated with loan participations, such as less than full control rights.

Some of our assets are participation interests in loans or co-lender arrangements in which we share the rights, obligations and benefits of the loan with other lenders. We may need the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings in the event of default and the institution of, and control over, foreclosure proceedings. Similarly, a majority of the participants may be able to take actions to which we object but to which we will be bound if our participation interest represents a minority interest. We may be adversely affected by this lack of full control.

Increases in interest rates during the term of a loan may adversely impact a borrower’s ability to repay a loan at maturity or to prepay a loan.

        If interest rates increase during the term of our loan, a borrower may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Increasing interest rates may hinder a borrower’s ability to refinance our loan because the underlying property cannot satisfy the debt service coverage requirements necessary to obtain new financing or because the value of the property has decreased. If a borrower is unable to repay our loan at maturity, we could suffer a loss and we will not be able to reinvest proceeds in assets with higher interest rates. As a result, our financial performance and the market prices of our securities could be materially adversely affected.

We manage our portfolio pursuant to very broad investment guidelines and our board of directors does not approve each investment decision made by us, which may result in our making riskier investments.

To the extent we are able to restart our lending activities, as we have not entered into any new investments since July 2007, we are authorized to follow very broad investment guidelines. While our board of directors periodically review our investment guidelines and our investment portfolio, they do not review all of our proposed investments and are only required to approve investments or dispositions that exceed $50 million (or $75 million for investments and dispositions having credit ratings of “A” or better by a major rating agency), subject to certain limited exceptions. In addition, in conducting periodic reviews, our directors may rely primarily on information provided to them by us. Furthermore, we may use complex strategies and transactions that may be difficult or impossible to unwind by the time they are reviewed by our directors. We have great latitude within the broad investment guidelines in determining the types of assets we may decide are proper investments for us. Decisions made and investments entered into by us may not fully reflect your best interests. In addition, our directors may change the investment guidelines at any time without the approval of our stockholders.

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

In addition, certain of our wholly owned subsidiaries intend to qualify for an exemption from registration under Section 3(c)(5)(C) of the 1940 Act, which generally means that at least 55% of each of their portfolios must be comprised of qualifying assets and 80% of each of their portfolios must be comprised of qualifying assets and real estate-related assets under the 1940 Act. To comply with these regulations, we may from time to time buy or originate whole loans, certain B Notes, mezzanine loans, and other qualifying assets. We will treat certain B Notes as qualifying real estate assets if, among other conditions, (i) we have approval rights in connection with any material decisions pertaining to the administration and servicing of the relevant mortgage loan and with respect to any material modification to the relevant loan agreements, and (ii) in the event that the relevant mortgage loan becomes non-performing, we have effective control over the remedies relating to the enforcement of the loan, including ultimate control of the foreclosure process by having the right to: (a) appoint the special servicer to manage the resolution of the loan, (b) advise, direct or approve the action of the special servicer, (c) terminate the special servicer at any time with or without cause, (d) cure the default so that the loan is no longer non-performing, and (e) purchase the A Note at par plus accrual interest, thereby acquiring the entire mortgage loan. We will treat certain mezzanine loans (Tier 1 mezzanine loans) as qualifying real estate assets, if, among other conditions, we (i) exercise ongoing control rights over the management of the underlying property, (ii) have the right to readily cure a default or purchase the mortgage loan, and (iii) have the right to foreclose on the collateral and, through our ownership in the property-owning entity become the owner of the underlying property. Although we intend to monitor our portfolio periodically and prior to each acquisition, there can be no assurance that we will be able to maintain this exemption from registration. Further, we may not be able to invest in sufficient qualifying and/or real estate-related assets and future revisions of the 1940 Act or further guidance from the SEC Staff may cause us to lose our exemption or force us to re-evaluate our portfolio and our business strategy. Such changes may prevent us from operating our business successfully.

We periodically evaluate our assets, and also evaluate prior to an acquisition or origination the structure of each prospective investment, to determine whether the investment will be a qualifying asset for purposes of maintaining our exemption or exclusion from registration under the 1940 Act, and will consult with counsel when necessary. Failure to maintain this exemption or exclusion would require us to significantly restructure our business plan.

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

On October 30, 2007, a putative class action lawsuit was commenced in the United States District Court for the District of Connecticut against our company, our former chief financial officer and our former chief executive officer seeking remedies under the Securities Act of 1933, as amended. Amended complaints filed on March 25, 2008 and May 6, 2008 added our chairman and the underwriters that participated in our October 2006 initial public offering as additional defendants. The underwriters have since been dropped from the suit by voluntary dismissal filed by the plaintiffs with the court in December 2008. The plaintiffs allege that the registration statement and prospectus relating to the initial public offering contained material misstatements and material omissions. Specifically, the plaintiffs allege that management had knowledge of certain loan impairments and did not properly disclose or record such impairments in the financial statements. The plaintiffs seek to represent a class of all persons who purchased or otherwise acquired common stock that is traceable to our initial public offering in September 2006 and seek damages in an unspecified amount. On July 29, 2008, we filed a Motion to Dismiss the putative class action suit with the federal district court for the District of Connecticut. Following oral arguments in November 2008, the plaintiffs filed a second amended complaint on December 22, 2008. We have since filed a revised Motion to Dismiss the second amended complaint, and are awaiting the court’s ruling on that motion.

In addition, on January 15, 2008 and February 7, 2008, we received complaints from an attorney representing two stockholders, alleging that certain officers and directors of our company knowingly violated generally accepted accounting principles for certain of our assets. The stockholders demanded that we take action to recover from such directors and officers the amount of damages sustained by us as a result of the misconduct alleged therein and to correct deficiencies in our internal controls and accounting practices that allowed the misconduct to occur. In response to the letters from stockholders’ counsel, our board of directors appointed a special committee to investigate the allegations set forth in the letters. On July 10, 2008, the special committee reported its findings to our board of directors and recommended that no further action be taken. Our board of directors has adopted the committee’s recommendation unanimously.

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

Adverse changes in general economic conditions have adversely affected our business.

Our success is dependent upon economic conditions in the U.S. generally, and in the geographic areas in which a substantial number of our investments are located. The recent adverse changes in national economic conditions and in the economic conditions of the regions in which we conduct substantial business have had an adverse effect on real estate values and our financial performance, the market prices of our securities and our ability to pay dividends.

In a recession or under other adverse economic conditions like the current credit crisis, non-earning assets and write-downs are likely to increase as debtors fail to meet their payment obligations. For example, our non-performing loans have increased materially through 2008, particularly in the third quarter. Although we maintain reserves for credit losses and an allowance for doubtful accounts in amounts that we believe are sufficient to provide adequate protection against potential write-downs in our portfolio, these amounts could prove to be insufficient.

As discussed in the preceding risk factors, the current credit crisis has contributed to a downgrading of our credit ratings. This downgrade and adverse market conditions generally have increased our funding costs, decreased our net investment income and limited our access to the capital markets. Further, this downgrade could result in a decision by the lenders under our existing bank credit facilities not to extend such credit facilities after their expiration. Such results have had a material adverse effect on our financial performance and the market prices of our securities.

We are required to make a number of judgments in applying accounting policies and different estimates and assumptions in the application of these policies could result in changes to our reporting of financial condition and results of operations.

Material estimates that are particularly susceptible to significant change relate to the determination of the reserve for loan losses, the effectiveness of derivatives and other hedging activities, the fair value of certain financial instruments (debt obligations, loan assets, securities, derivatives, and privately held investments), deferred income tax assets or liabilities, share-based compensation, and accounting for acquisitions, including the fair value determinations and the analysis of goodwill impairment. While we have identified those accounting policies that are considered critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these policies could result in material changes to our reports of financial condition and results of operations.

Quarterly results may fluctuate and may not be indicative of future quarterly performance.

Our quarterly operating results could fluctuate; therefore, you should not rely on past quarterly results to be indicative of our performance in future quarters. Factors that could cause quarterly operating results to fluctuate include, among others, variations in our investment origination volume, variations in the timing of prepayments, the degree to which we encounter competition in our markets and general economic conditions.

We may incur losses as a result of ineffective risk management processes and strategies.

We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. Thus, we may, in the course of our activities, incur losses. Recent market conditions have involved unprecedented dislocations and highlight the limitations inherent in using historical data to manage risk.

The models that we use to assess and control our risk exposures reflect assumptions about the degrees of correlation or lack thereof among prices of various asset classes or other market indicators. In times of market stress or other unforeseen circumstances, such as those which occurred during 2008, previously uncorrelated indicators may become correlated, or conversely previously correlated indicators may move in different directions. These types of market movements have at times limited the effectiveness of our hedging strategies and have caused us to incur significant losses, and they may do so in the future. These changes in correlation can be exacerbated where other market participants are using risk models with assumptions or algorithms that are similar to ours. In these and other cases, it may be difficult to reduce our risk positions due to the activity of other market participants or widespread market dislocations, including circumstances where asset values are declining significantly or no market exists for certain assets. To the extent that we make investments directly through various of our businesses in securities, including private equity, that do not have an established liquid trading market or are otherwise subject to restrictions on sale or hedging, we may not be able to reduce our positions and therefore reduce our risk associated with such positions.

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we have historically made. To the extent we are able to restart our lending activities, as we have not entered into any new investments since July 2007, we compete with other REITs, public and private funds, commercial and investment banks and commercial finance companies. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several other REITs may have investment objectives that overlap with ours, which may create competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

Due to a variety of factors, including current adverse market conditions affecting the real estate market, we have incurred substantial impairments of our assets. These impairments have resulted in significant losses. For the year ended December 31, 2008, we recorded approximately $126.5 million in loan loss provisions and $46.2 in impairment losses related to certain of our investments. For the year ended December 31, 2007, we recorded approximately $19.6 million in loan loss provisions and $62.4 million in impairment losses related to certain of our investments. Our assets may suffer additional impairments in the future causing us to recognize significant losses. If we are unsuccessful in renegotiating, selling or otherwise resolving assets that are currently nonperforming or that we expect will become nonperforming, we may experience loss of principal or reduced income available for distributions. Investors and lenders alike could lose confidence in the quality and value of our assets. These impairments, or the perception that these impairments may occur, can depress our stock price, harm our liquidity and materially adversely impact our results of operations. We may be forced to sell substantial assets at a time when the market is depressed in order to support or enhance our liquidity. Despite our need to sell substantial assets, we may be unable to make such sales on favorable terms or at all, further materially damaging our liquidity and operations. If we are unable to maintain adequate liquidity as a result of these impairments or otherwise, you could lose some or all of your investment.

Our real estate investments are subject to risks particular to real property.

We own assets secured by real estate, interests in joint ventures that do own real estate, and in the future and may own real estate directly. Real estate investments will be subject to various risks, including:

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

In connection with CDOs that we structure, when markets permit, we expect to enter into warehouse agreements with investment banks or other financial institutions, pursuant to which the institution will initially finance the purchase of the collateral that will be transferred to the CDO. We will select the collateral. If the CDO transaction is not consummated, the institution may liquidate the warehoused collateral and we would have to pay any amount by which the original purchase price of the collateral exceeds its sale price, subject to negotiated caps, if any, on our exposure. In addition, regardless of whether the CDO transaction is consummated, if any of the warehoused collateral is sold before the consummation, we will have to bear any resulting loss on the sale. The amount at risk in connection with the warehouse agreements supporting our investments in CDOs, generally is the amount that we have agreed to invest in the equity securities of the CDO. Although we would expect to complete the CDO transaction within about three to nine months after the warehouse agreement is signed, we cannot assure you that we would in fact be able to complete any such transaction, or complete it within the expected time period.

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

Market values of our investments may decline without any general increase in interest rates for a number of reasons, such as increases in defaults, increases in voluntary prepayments for those investments that are subject to prepayment risk, market illiquidity and widening of credit spreads.

Some of our portfolio investments are recorded at fair value as determined in good faith by us and, as a result, there is uncertainty as to the value of these investments.

Some of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded is not readily determinable. We value these investments quarterly at fair value as determined in good faith by our management using a variety of industry accepted techniques and report the results to our board of directors. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

Negative covenants contained in repurchase agreements increase the possibility that we will be unable to maintain adequate capital and funding and may reduce cash available for distribution.

We historically have obtained a significant portion of our funding for new investments through the use of repurchase facilities. Any future repurchase agreements may include negative covenants that, if breached, may cause transactions to be terminated early. The occurrence of an event of default or termination event could give our counterparty the option to terminate all repurchase transactions existing with us and make any amount due by us to the counterparty payable immediately. If we were required to terminate outstanding repurchase transactions and were unable to negotiate more favorable funding terms, cash would be negatively impacted. This would reduce the amount of capital available for investing and/or could negatively impact our ability to make distributions to our stockholders. In addition, we could have to sell assets at a time when we might not otherwise choose to do so.

A prolonged economic slowdown, a recession or declining real estate values could impair our investments and harm our operating results.

We believe the risks associated with our business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. Declining real estate values will likely reduce our level of, or halt our making of, new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to you. Beginning in 2007, there was significant volatility in the capital markets and, as a result, we have not entered into a new investment since July 2007. We believe we are currently in a period of economic slowdown and that such conditions will likely persist through at least the remainder of 2009.

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

Subject to maintaining our qualification as a REIT, we engage in certain hedging transactions to limit our exposure to changes in interest rates and we may also hedge against the decline in the values of our portfolio position, and therefore may expose ourselves to risks associated with such transactions. We may conduct certain of our hedging activity in our TRS for REIT qualification purposes. We may utilize instruments such as forward contracts and interest rate swaps, caps, collars and floors to seek to hedge against mismatches between the cash flows on our assets and the interest payments on our liabilities or fluctuations in the relative values of our portfolio positions, in each case resulting from changes in market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

Our board of directors will be responsible for approving the types of hedging instruments we may use, absolute limits on the notional amount and term of a hedging instrument and parameters for the credit-worthiness of hedge counterparties. Management is responsible for executing transactions with our finance and capital market professionals, documenting the transactions, monitoring the valuation and effectiveness of the hedges, and providing reports concerning our hedging activities and the valuation and effectiveness of our hedges, to the audit committee of our board of directors no less often than quarterly. We expect to engage experienced third party advisors to provide us with assistance in the identification of interest rate risks, the analysis, selection and timing of risk protection strategies, the administration and negotiation of hedge documentation, settlement or disposition of hedges, compliance with hedge accounting requirements and measurement of hedge effectiveness and valuation.

The success of our hedging transactions will depend on our ability to correctly predict movements of interest rates. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

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

        We originate and acquire commercial mortgage loans. However, we do not have any specific policy with respect to allocations in commercial mortgage loans and our charter contains no limitations on the percentage we may invest in this product type. Commercial mortgage loans are secured by multi-family or commercial properties and are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with loans made on the security of a single family residential property. The ability of a borrower to pay the principal of and interest on a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the exercise of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

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

In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. We may therefore be dependent on a borrower’s ability to obtain permanent financing to repay our bridge loan, which could depend on market conditions and other factors. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. To the extent that we suffer such losses with respect to our investments in bridge loans, the value of our company and the price of our common stock may be adversely affected.

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

An economic downturn could increase the risk of loss on our investments in subordinated mortgage-backed securities. The prices of lower credit-quality securities, such as the subordinated mortgage-backed securities in which we invest, are generally less sensitive to interest rate changes than more highly rated investments, but are more sensitive to adverse economic downturns or individual property developments. An economic downturn or a projection of an economic downturn could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgages underlying mortgage-backed securities to make principal and interest payments may be impaired. In such event, existing credit support to a securitized structure may be insufficient to protect us against loss of our principal on these securities.

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

We have made investments, and expect to make additional investments in securities that are not publicly traded. A portion of these securities may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we could be attributed with material non-public information regarding such business entity.

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

Risks Related To Our Trading

Our common stock has been delisted from the NYSE and we will shortly be ineligible to be traded on the OTCBB which would severely decrease its liquidity.

On November 4, 2008, the 30 trading-day average market capitalization of our common stock fell below $25 million, resulting in the permanent delisting of our common stock from the NYSE. On November 10, 2008, our common stock began trading through normal brokerage channels on the OTCBB. The OTCBB is an electronic, regulated quotation service that displays real-time quotes, last-sale prices, and volume information for over-the-counter equity securities issued by companies that are subject to periodic filing requirements with the SEC or other regulatory authority. However, if we deregister our common stock from the Exchange Act and suspend our obligation to file periodic reports with the SEC, our common stock will become ineligible to be traded on the OTCBB and will be forced to trade on Pink Sheets. While the trading of our common stock on the OTCBB or the Pink Sheets does not affect our business operations, the trading volume and liquidity of our common stock may be adversely impacted.

We have not established a minimum distribution and payment level and we cannot assure you of our ability to make distributions in the future.

We have not established a minimum distribution payment level, and our ability to make distributions may be adversely affected by the risk factors described herein. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and other factors as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future, or we may reduce our distributions as compared to historical levels; particularly if our revenues decline due to a reduction in our total assets from repayments, asset sales or credit losses. In addition, some of our distributions may include a return of capital. To the extent that we decide to make distributions in excess of our current and accumulated tax earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes. A return of capital is not taxable, but it has the effect of reducing the holder’s basis in its investment.

The market price and trading volume of our common stock may be volatile.

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the initial public offering price or the price you paid in the market. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or distributions;

•	changes in our funds from operations or earnings estimates or publication of research reports about us or the real estate or specialty finance industry;

•	increases in market interest rates that lead purchasers of our shares of common stock to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of our key personnel;

•	actions by institutional stockholders;

•	hostile merger and acquisition activities such as unsolicited hostile offers or dissident nomination of director slates;

•	speculation in the press or investment community; and

•	general market and economic conditions, including the current state of the credit and capital markets.

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

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which such person otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board of directors.

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

We may obtain confidential information about the companies in which we have invested or may invest. If we do possess confidential information about such companies, there may be restrictions on the ability to dispose of, increase the amount of, or otherwise take action with respect to an investment in those companies. Our management of investment funds could create a conflict of interest to the extent we are aware of inside information concerning potential investment targets. We will implement compliance procedures and practices designed to ensure that inside information is not used for making investment decisions on behalf of the funds and to monitor funds invested. We cannot assure you, however, that these procedures and practices will be effective. In addition, this conflict and these procedures and practices may limit the freedom of us to make potentially profitable investments, which could have an adverse effect on our operations. These limitations imposed by access to confidential information could therefore negatively affect the potential market price of our common stock and the ability to distribute dividends.

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

We have and may continue to enter into transactions that will result in us or a portion of our assets being treated as a “taxable mortgage pool” for U.S. federal income tax purposes. Specifically, we have and may in the future continue to securitize whole loans, B Notes, mezzanine loans or CMBS assets that we acquire and such securitizations will likely result in us owning interests in a taxable mortgage pool. We have and may enter into such transactions at the REIT level. We are taxed at the highest corporate income tax rate on a portion of the income arising from a taxable mortgage pool that is allocable to the percentage of our stock held by “disqualified organizations,” which are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from tax on unrelated business taxable income. To the extent that common stock owned by “disqualified organizations” is held in record name by a broker/dealer or other nominee, the broker/dealer or other nominee would be liable for the corporate level tax on the portion of our excess inclusion income allocable to the common stock held by the broker/dealer or other nominee on behalf of the “disqualified organizations.” We expect that disqualified organizations will own our shares. Because this tax would be imposed on us, all of our investors, including investors that are not disqualified organizations, would bear a portion of the tax cost associated with the classification of us or a portion of our assets as a taxable mortgage pool. A regulated investment company (“RIC”) or other pass-through entity owning our common stock in record name will be subject to tax at the highest corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations.

In addition, if we realize excess inclusion income and allocate it to stockholders, this income cannot be offset by net operating losses of our stockholders. If the stockholder is a tax-exempt entity and not a disqualified organization, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Internal Revenue Code. If the stockholder is a foreign person, it would be subject to U.S. federal income tax withholding on this income without reduction or exemption pursuant to any otherwise applicable income tax treaty. If the stockholder is a REIT, RIC, common trust fund, or other pass-through entity its allocable share of our excess inclusion income could be considered excess inclusion income of such entity. Accordingly, such investors should be aware that a significant portion of our income may be considered excess inclusion income. Finally, if we fail to qualify as a REIT, our taxable mortgage pool securitizations will be treated as separate taxable corporations for U.S. federal income tax purposes.

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

Even if we qualify as a REIT for U.S. federal income tax purposes, we may be required to pay some federal, state and local taxes on our income or property and, in certain cases, a 100% penalty tax in the event we sell property, including mortgage loans, as a dealer or if a TRS of ours, including RFC TRS, Inc., enters into agreements with us on a basis that is determined to be other than an arm’s-length basis. In addition, any TRS we own, including RFC TRS, Inc., will be required to pay federal, state and local income taxes on its taxable income, including income from the sale of any loans that we do not hold in our portfolio, as well as an other applicable taxes.

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

We intend to distribute our net taxable income to our stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax. However, there is no requirement that taxable REIT subsidiaries distribute their after-tax net income to their parent REIT or their stockholders and RFC TRS, Inc., our TRS, may determine not to make any distributions to us.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for tax years commencing before January 1, 2009) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay federal, state and local income tax at regular corporate rates on any net taxable income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Our TRS, RFC TRS, Inc., will pay federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us. The aggregate value of the TRS stock and securities owned by us will be less than 25% (20% for tax years commencing before January 1, 2009) of the value of our attractive total assets (including the TRS stock and securities). Furthermore, we will monitor the value of our investments in TRSs for the purpose of ensuring compliance with the rule that no more than 25% (20% for tax years commencing before January 1, 2009) of the value of our assets may consist of TRS stock and securities (which is applied at the close of each calendar quarter). In addition, we scrutinize all of our transactions with TRSs for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. The value of the securities of that we hold in our TRSs may not be subject to precise valuation. Accordingly, there can be no complete assurance that we will be able to comply with the 25% (or 20%) limitation discussed above or to avoid application of the 100% excise tax discussed above.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code limit our ability to hedge our investments. Except to the extent provided by Treasury regulations, (i) for transactions entered into on or prior to July 30, 2008, any income from a hedging transaction we enter into in the normal course of our business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets, including gain from the sale or disposition of such a transaction, will not constitute gross income for purposes of the 95% gross income test (and will generally constitute non-qualifying income for purposes of the 75% gross income test) and (ii) for transactions entered into after July 30, 2008, any income from a hedging transaction where the instrument hedges interest rate risk on liabilities used to carry or acquire real estate or hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests. To qualify under either (i) or (ii) of the preceding sentence, the hedging transaction must be clearly identified as specified in Treasury regulations before the close of the day on which it was acquired, originated or entered into. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through RFC TRS, Inc. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks along with the following factors that could cause actual results to vary from our forward-looking statements:

•	our future operating results;

•	our business operations and prospects;

•	general volatility of the securities markets in which we invest and the market price of our common stock;

•	changes in our business strategy;

•	the effect of trading on the OTCBB and/or the Pink Sheets;

•	availability, terms and deployment of short-term and long-term capital;

•	availability and retention of qualified personnel;

•	our ability to effectively internalize the management function of our business and operate as an internally managed company;

•	changes in our industry, interest rates, the debt securities, credit and capital markets, the general economy or the commercial finance and real estate markets specifically;

•	unanticipated increases in financing and other costs, including a rise in interest rates, or requirements for additional collateral;

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

•	risk of structured finance investments;

•	the performance and financial condition of borrowers and corporate customers;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs or the exemptions from registration as an investment company);

•	increased prepayments of the mortgage and other loans underlying the company’s investments;

•	status of the class action lawsuit;

•	potential derivative stockholder claims and any future litigation that may arise;

•	the ultimate resolution of our six non-performing loans totaling $128.4 million and our three watch list loans totaling $75.5 million;

•	the monetization of our joint venture investments;

•	availability of investment opportunities in real estate-related and other securities;

•	the degree and nature of our competition;

•	the ability to come back into compliance with the covenants under CDO I;

•	the ability to maintain compliance with the covenants under CDO II;

•	whether the company remains as collateral manager of CDO II;

•	working capital;

•	the timing of cash flows, if any, from our investment;

•	available liquidity;

•	other factors, which are beyond the company’s control; and

•	other factors discussed under the heading “Risk Factors” in our Annual Report on form 10-K for the year ended December 31, 2008.

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

Our principal office is located at City Place 1, 185 Asylum Street, 31st Floor, Hartford, CT 06103 and our telephone number is (860) 275-6200. We believe that our office facilities are suitable and adequate for our business as it is conducted. Our website is located at http://www.realtyfinancecorp.com . The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this annual report or any other report or document we file with or furnish to the SEC.

ITEM 3.	LEGAL PROCEEDINGS

On October 30, 2007, a putative class action lawsuit was commenced in the United States District Court for the District of Connecticut against our company, our former chief financial officer and our former chief executive officer seeking remedies under the Securities Act of 1933, as amended. Amended complaints filed on March 25, 2008 and May 6, 2008 added our chairman and the underwriters that participated in our October 2006 initial public offering as additional defendants. The underwriters have since been dropped from the suit by voluntary dismissal filed by the plaintiffs with the court in December 2008. The plaintiffs allege that the registration statement and prospectus relating to the initial public offering contained material misstatements and material omissions. Specifically, the plaintiffs allege that management had knowledge of certain loan impairments and did not properly disclose or record such impairments in the financial statements. The plaintiffs seek to represent a class of all persons who purchased or otherwise acquired common stock that is traceable to our initial public offering in September 2006 and seek damages in an unspecified amount. On July 29, 2008, we filed a Motion to Dismiss the putative class action suit with the federal district court for the District of Connecticut. Following oral arguments in November 2008, the plaintiffs filed a second amended complaint on December 22, 2008 and voluntarily dismissed the action against the underwriters. We have since filed a revised Motion to Dismiss the second amended complaint, and are awaiting the court’s ruling on that motion.

In addition, on January 15, 2008 and February 7, 2008, we received complaints from an attorney representing two stockholders, alleging that certain officers and directors of our company knowingly violated generally accepted accounting principles for certain of our assets. The stockholders demanded that we take action to recover from such directors and officers the amount of damages sustained by us as a result of the misconduct alleged therein and to correct deficiencies in our internal controls and accounting practices that allowed the misconduct to occur. In response to the letters from stockholders’ counsel, our board of directors appointed a special committee to investigate the allegations set forth in the letters. On July 10, 2008, the special committee reported its findings to our board of directors and recommended that no further action be taken. Our board of directors has adopted the committee’s recommendation unanimously.

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

Our common stock began trading on the NYSE on September 27, 2006 under the symbol “CBF.” On November 4, 2008, the 30 trading-day average market capitalization of our common stock fell below $25 million, resulting in the permanent delisting of our common stock from the New York Stock Exchange. On November 10, 2008, our common stock began trading through normal brokerage channels on the OTCBB. The OTCBB is an electronic, regulated quotation service that displays real-time quotes, last-sale prices, and volume information for over-the-counter equity securities issued by companies that are subject to periodic filing requirements with the SEC or other regulatory authority. While the trading on our common stock on the OTCBB does not affect our business operations, the trading volume and liquidity of our common stock may be adversely impacted.

As of March 10, 2009, the reported closing sale price per share of common stock on the OTCBB was $0.06 and we had 30,936,533 shares of our common stock issued and outstanding held by approximately 32 holders of record. The table below sets forth the quarterly high and low closing sales prices of our common stock on the NYSE and OTCBB since our initial public offering and the distributions paid by us with respect to the periods indicated.

NYSE

Quarter/Period Ended	High	Low
September 30, 2006	$15.60	$14.50
December 31, 2006	$18.39	$14.70
March 31, 2007	$16.86	$12.88
June 30, 2007	$13.49	$11.89
September 30, 2007	$12.69	$4.25
December 31, 2007	$7.37	$3.78
March 31, 2008	$6.27	$3.00
June 30, 2008	$4.50	$3.44
September 30, 2008	$3.64	$0.91
October 1, 2008 – November 7, 2008	$1.20	$0.38

OTCBB

Period Ended	High	Low
November 10, 2008 – December 31, 2008	$0.44	$0.11

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

Distributions

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended on December 31, 2005. U.S. federal income tax law requires that a REIT distribute with respect to each year at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. We will not be required to make distributions with respect to income derived from the activities conducted through RFC TRS, Inc., our TRS, that are not distributed to us. To the extent our TRS’s income is not distributed and is instead reinvested in the operations of our TRS, the value of our equity interest in our TRS will increase. The aggregate value of the securities that we hold in our TRS may not exceed 20% of the total value of our gross assets. Distributions from our TRS to us will qualify for the 95% gross income test, but will not qualify for the 75% gross income test. Therefore, distributions from our TRS to us in no event will exceed 25% of our gross income with respect to any given taxable year.

To satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all or substantially all of our net income to holders of our common stock out of assets legally available. Any future distributions we make will be at the discretion of our board of directors and will depend upon our earnings and financial condition, maintenance of REIT qualification, applicable provisions of the Maryland General Corporation Law, and such other factors as our board of directors deems relevant.

The following table shows the distributions declared in 2006, 2007 and 2008:

Record Date	Payment Date	Cash Distribution Declared per Share
April 14, 2006	April 25, 2006	$0.17
June 30, 2006	July 17, 2006	$0.18
September 18, 2006	October 11, 2006	$0.28
December 29, 2006	January 16, 2007	$0.19
March 30, 2007	April 16, 2007	$0.21
June 29, 2007	July 16, 2007	$0.21
September 28, 2007	October 15, 2007	$0.17
December 31, 2007	January 15, 2008	$0.21
March 31, 2008	April 14, 2008	$0.15
June 30, 2008	July 17, 2008	$0.10
September 30, 2008	October 17, 2008	$0.05

On December 17, 2008, we announced that our board of directors suspended the quarterly cash dividend in order to maintain our financial flexibility.

To the extent that our cash available for distribution is less than 90% of our REIT taxable income, we may consider various funding sources to cover any such shortfall, including borrowings, selling certain of our assets or future offerings. Our distribution policy enables us to review the alternative funding sources available to us from time to time.

The following table summarizes information, as of December 31, 2008, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	855,868	$14.37	165,416
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	855,868	$14.37	165,416

(1)	Includes information related to our 2005 equity incentive plan.

Recent Sales of Unregistered Securities

We issued 0, 357,700 and 134,000 shares of our common stock in 2008, 2007 and 2006, respectively, for stock-based compensation in connection with our 2005 equity incentive plan. We also issued options to purchase shares of 0, 136,000 and 95,400 shares of our common stock in 2008, 2007 and 2006, respectively. The options have a term of five years from the date of grant and become exercisable in three equal annual installments beginning on the first anniversary of the date of the grant. These transactions were not registered under the Securities Act of 1933, as amended, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

ITEM 6.	SELECTED FINANCIAL DATA

Summary Consolidated Financial Information

The following table presents summary consolidated financial information for the year ended December 31, 2008, 2007, 2006 and for the period May 10 (inception) through December 31, 2005. Since the information presented below is only a summary and does not provide all of the information contained in our historical consolidated financial statements, including the related notes, you should read it in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements, including the related notes, included in Item 8.

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Period May 10, 2005 (inception) through December 31, 2005
	(in thousands, except per share and share data)
Revenues:
Investment income	$100,522	$129,416	$64,631	$9,342
Property operating income	4,439	4,005	3,076	—
Other income	976	4,609	3,322	3,057

Total revenues	105,937	138,030	71,029	12,399

Expenses:
Interest expense	82,036	92,157	40,546	2,664
Management fees	5,059	7,695	6,515	3,158
Property operating expenses	3,270	2,662	1,685	—
Other general and administrative expenses (including $770, $1,292, $3,867 and $1,770, respectively, of stock-based compensation)	16,478	9,351	10,404	5,549
Depreciation and amortization	1,121	1,398	529	—
Provision for loan losses	126,504	19,650	—	—
Loss on impairment of assets	5,966	7,764	—	—

Total expenses	240,434	140,677	59,679	11,371

Gain (loss) on sale of investment	(2,021)	(500)	258	—
Gain (loss) on financial instruments	20,834	(1,668)	3,634	24

Income (loss) from continuing operations before equity in net loss of unconsolidated joint ventures and discontinued operations	(115,684)	(4,815)	15,242	1,052
Equity in net loss of unconsolidated joint ventures	(39,863)	(5,721)	(453)	—

Income (loss) before minority interest and discontinued operations	(155,547)	(10,536)	14,789	1,052
Minority interest	(689)	(132)	(75)	—

Income (loss) from continuing operations	(154,858)	(10,404)	14,864	1,052

Discontinued operations
Operating results from discontinued operations	(2,896)	(5,633)	(1,121)	—
Loss on impairment of asset held for sale	(6,057)	(54,729)	—	—
Gain on sale of investment	6,780	—	—	—

Loss from discontinued operations	(2,173)	(60,362)	(1,121)	—

Net income (loss)	$(157,031)	$(70,766)	$13,743	$1,052

Basic earnings per share
Income (loss) from continuing operations	$(5.07)	$(0.34)	$0.66	$0.05
Loss from discontinued operations	(0.07)	(1.99)	(0.05)	—
Net income (loss)	$(5.14)	$(2.33)	$0.61	$0.05
Diluted earnings per share
Income (loss) from continuing operations	$(5.07)	$(0.34)	$0.65	$0.05
Loss from discontinued operations	(0.07)	(1.99)	(0.05)	—
Net income (loss)	$(5.14)	$(2.33)	$0.60	$0.05
Weighted average shares of common stock outstanding
Basic weighted average common shares outstanding	30,553	30,287	22,688	20,000
Diluted weighted average common shares and common share equivalents outstanding	30,553	30,287	22,837	20,108
Dividends per common share	$0.30	$0.80	$0.82	$0.19

	As of December 31, 2008	As of December 31, 2007	As of December 31, 2006	As of December 31, 2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash and equivalents	$23,133	$25,954	$17,933	$49,377
Total investments, net(1)	$1,234,584	$1,664,210	$1,369,609	$538,068
Total assets	$1,402,943	$2,069,299	$1,522,689	$623,718
Debt-repurchase obligations	$—	$144,183	$433,438	$304,825
Mortgages payable	$54,964	$54,899	$52,194	$25,001
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities (at fair value in 2008 only)	$8,375	$50,000	$50,000	$—
Bonds payable ($124,292 at fair value in 2008 only)	$949,292	$1,339,500	$508,500	$—
Total liabilities	$1,184,535	$1,855,820	$1,110,006	$343,651
Minority interest	$(21)	$663	$813	$436
Stockholders’ equity	$218,429	$212,816	$411,870	$279,631

(1)

Includes (i) loans and other lending investments, net (ii) commercial mortgage backed securities, (iii) investments in unconsolidated joint ventures, (iv) real estate, net and (v) our two consolidated VIEs, with assets and liabilities reported on a net basis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Realty Finance Corporation, formerly known as CBRE Realty Finance, Inc., was organized in Maryland on May 10, 2005, as a commercial real estate specialty finance company focused on originating and acquiring whole loans, bridge loans, subordinate interests in whole loans, or B Notes, commercial mortgage-backed securities, or CMBS, and mezzanine loans, primarily in the United States. Unless the context requires otherwise, all references to “we,” “our,” and “us” in this annual report mean Realty Finance Corporation, a Maryland corporation, our wholly-owned and majority-owned subsidiaries and our ownership in joint venture assets and real estate projects. As of December 31, 2008, we also own interests in seven joint venture assets, two of which are consolidated in the consolidated financial statements. We commenced operations on June 9, 2005. We are a holding company and conduct our business through wholly-owned or majority-owned subsidiaries.

Historically, we have been externally managed and advised by CBRE Realty Finance Management, LLC, our Manager, an indirect subsidiary of CB Richard Ellis Group, Inc., or CBRE, and a direct subsidiary of CBRE Melody & Company, or CBRE|Melody. As of December 31, 2008, CBRE|Melody also owned an approximately 4.5% interest in the outstanding shares of our common stock. In addition, certain of our executive officers and directors owned an approximately 2.5% interest in the outstanding shares of our common stock. The management agreement expired by its terms on December 31, 2008. The expiration of the management agreement ended our affiliation with CBRE and its affiliates. As a result, subsequent to December 31, 2008, we have internalized the operations historically performed by our Manager into our company through the direct hiring of the employees previously employed by our Manager and replacing other functions previously performed or facilitated by CBRE|Melody, such as payroll and other back office functions, and obtaining standalone insurance coverage. As a result of the termination of the management agreement, we will no longer pay any management fees. However, such fees will generally be replaced by costs that had historically been absorbed by our Manager, primarily compensation and benefit costs. No fees were paid by us in connection with the expiration of the management agreement.

On November 4, 2008, the 30 trading-day average market capitalization of our common stock fell below $25 million, resulting in the permanent delisting of our common stock from the New York Stock Exchange, or NYSE. Our common stock has since been traded through normal brokerage channels on the OTC Bulletin Board, or the OTCBB. The OTCBB is an electronic, regulated quotation service that displays real-time quotes, last-sale prices, and volume information for over-the-counter equity securities issued by companies that are subject to periodic filing requirements with the Securities and Exchange Commission, or the SEC, or other regulatory authority.

On December 8, 2008, the NYSE filed a Form 25 with the SEC to delist our common stock from trading on the NYSE and to deregister our common stock under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, which became effective on March 9, 2009. Given that we have fewer than 300 holders of record of our common stock, we voluntarily choose to become a non-reporting company, which would suspend our obligation to file periodic reports with the SEC pursuant to the Exchange Act. Our board of directors has elected to file Form 15 with the SEC on or around March 16, 2009 to effectuate this change. Eliminating our requirement to make further SEC filings will permit us to reduce expenses associated with compliance efforts as well as listing fees, professional fees, insurance and other administrative costs. Currently, we do not believe the benefits of being a periodic reporting company and continuing to make SEC filings justify these significant costs. Upon the filing of the Form 15, we will no longer be obligated to file periodic reports with the SEC, including Forms 10-K, 10-Q and 8-K. As a result, management anticipates that our shares of common stock will not be eligible to be traded on the OTCBB and will instead be traded on the Pink OTC Markets, or the Pink Sheets. However, we can make no assurances that any broker will make a market in our common stock. The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes in real time, primarily through its web site, http://www.pinksheets.com. We intend to continue to release unaudited quarterly earnings reports and audited annual financial statements by posting information on our website as well as on the OTC Disclosure and News Service.

We have elected to qualify to be taxed as a real estate investment trust, or REIT, for U. S. federal income tax purposes commencing with our taxable year ended December 31, 2005. As a REIT, we generally will not be subject to U. S. federal income tax on that portion of income that is distributed to stockholders if at least 90% of the our REIT taxable income is distributed to our stockholders. We conduct our operations so as to not be regulated as an investment company under the Investment Company Act of 1940, as amended, or the 1940 Act. We also conduct business through our wholly-owned taxable REIT subsidiary, or TRS, RFC TRS, Inc.

        In July 2007, when concerns over the sub-prime residential markets began impacting liquidity and valuations in the commercial real estate market, we suspended new investment activity due to the uncertainty about our ability to secure short-term financing under repurchase agreements and long-term financing through the use of collateralized debt obligations, or CDOs. Although we do not have any direct sub-prime exposure or direct exposure to the single family mortgage market, the factors described above have resulted in substantially reduced mortgage loan originations and securitizations, and caused more generalized credit market dislocations and a significant contraction in available credit. As a result, most financial industry participants, including commercial real estate lenders and investors, continue to find it difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt.

During 2008, the global capital markets continued to experience tremendous volatility and a wide-ranging lack of liquidity. The impact of the global credit crisis on our sector has been acute. Transaction volume has declined significantly, credit spreads for all forms of mortgage debt have reached all-time highs, issuance levels of commercial mortgage backed securities, or CMBS, have ground to a halt, and other forms of financing from the debt markets have been dramatically curtailed. Financial institutions still hold significant inventories of unsold loans and CMBS, creating a further overhang on the markets. The continuing dislocation in the debt capital markets, coupled with a slowdown in the U.S. economy, has already reduced property valuations and is impacting real estate fundamentals. These developments can and have impacted the performance of our existing portfolio of assets. Furthermore, the volatility in the capital markets has caused stress to all financial institutions and, our business is dependent upon these counterparties for, among other things, financing and interest rate derivatives. As we await the credit and capital markets to improve and stabilize, our primary focus has been securing our liquidity by paying down and terminating outstanding short-term repurchase agreements and managing our existing portfolio of assets to minimize credit risks where possible. The current credit and capital market environment remains unstable and we continue to review and analyze the impact on potential avenues of liquidity. We expect credit and capital market conditions to continue to be challenging throughout 2009 and into 2010.

During 2008, we undertook a process of evaluating strategic and operational initiatives assisted by our financial advisor, Goldman Sachs & Co., or Goldman Sachs. Based on the continued decline in the capital and credit markets which has had a severe adverse impact on our valuations and our ability to obtain financing, management concluded that a sale of our company, merger or other business combination, capital investment or other strategic alternatives at the present time was either not available or was not in the best interest of stockholders. We will continue to explore and evaluate future opportunities as they present themselves, however, our primary focus will remain on maximizing the value of our current $1.2 billion investment portfolio and non-recourse long-term financing in place through our two CDOs. As a result of the rapidly changing and evolving markets that continue to create challenges in our industry and in the general economy, we are experiencing the following: (i) no loan originations or other investment activity, (ii) lower operating margins due to lack of scale, (iii) reduced access to capital, if at all, and if such capital is available at significantly increased costs (iv) an increase in non-performing loans and watch list assets, (v) reduced operating cash flows due to breach of CDO covenants and a reduced asset base, and (vi) reduced cash available for distribution to stockholders, particularly as our portfolio is reduced by scheduled maturities, prepayments and non-performing loans. Our $1.2 billion investment portfolio has decreased by approximately 26% from December 31, 2007 based on these factors. On December 17, 2008, we announced that our board of directors suspended the quarterly cash dividend in order to increase our liquidity and maintain our financial flexibility.

As we continue to assess the impact of the credit and capital markets on our long-term business strategy, we have been focused on actively managing our existing investment portfolio. As of December 31, 2008, the net carrying value of our investments was approximately $1.2 billion, including origination costs and fees and net of repayments and sales of partial interests in loans and CMBS, with a weighted average spread to 30-day LIBOR of 311 basis points for our floating rate investments and a weighted average yield of 7.12% for our fixed rate investments. Our portfolio is comprised solely of commercial real estate debt and equity investments with no sub-prime exposure. We have long-term financing in place through our first CDO issuance, which provides approximately $508.5 million of financing with an average cost of 30-day LIBOR plus 50.6 basis points and our second CDO issuance which provides $853.2 million of financing with an average cost of 90-day LIBOR plus 40.6 basis points. Our CDOs contain reinvestment periods of five years during which we can use the proceeds of loan repayments to fund new investments. As of December 31, 2008, we had approximately 2.3 years and 3.3 years remaining in our reinvestment period for our first and second CDO, respectively. Reinvestment is not permitted during periods that we are not in compliance with our CDO covenants.

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends, fund debt service and for other general corporate purposes. On December 31, 2008, we had approximately $23.1 million of unrestricted cash and cash equivalents. We have long-term financing for 100% of our encumbered portfolio in place through our existing CDOs and mortgage loans. Our primary sources of funds for short-term liquidity requirements, including working capital, distributions, if any, debt service and additional investments, if any, consist of (i) cash flow from operations; (ii) proceeds from our existing CDOs; (iii) proceeds from principal and interest payments on our unencumbered investments; (iv) proceeds from potential loan and asset sales; and, to a lesser extent; (v) new financings or additional securitization or CDO offerings and (vi) proceeds from additional common or preferred equity offerings. We believe these sources of funds will be sufficient to meet out short-term liquidity requirements.

Due to continued market turbulence, we do not anticipate having the ability in the near term to access equity capital through public or private markets or debt capital through warehouse lines, new CDO issuances, or new trust preferred issuances. We continue to explore equity and other capital raising options as well as other strategic alternatives as they present themselves; however, in the event we are not able to successfully secure financing, we will rely on existing cash on hand, cash flows from operations, principal payments on our investments, and proceeds from asset and loan sales if any, to satisfy these requirements. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds therefrom or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations and ability to make distributions to our stockholders.

Our current and future borrowings may require us, among other restrictive covenants, to keep uninvested cash on hand, to maintain a certain portion of our assets free from liens and to secure such borrowings with our assets. These conditions could limit our ability to do further borrowings. If we are unable to make required payments under such borrowings, breach any representation or warranty in any loan document or violate any covenant contained in a loan document, our lenders may accelerate the maturity of our debt or require us to pledge more collateral. If we are unable to pay off our borrowings in such a situation, (i) we may need to prematurely sell the assets securing such debt, (ii) the lenders could accelerate the debt and foreclose on our assets that are pledged as collateral to such lenders, (iii) such lenders could force us into bankruptcy, (iv) such lenders could force us to take other actions to protect the value of their collateral and (v) our other debt financings could become immediately due and payable. Any such event would have a material adverse effect on our liquidity, the value of our common stock and the ability to make distributions to our stockholders.

The majority of our investments are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain interest coverage and asset overcollateralization covenants that must be met in order for us to receive such payments. If we fail our interest coverage or asset overcollateralization covenants in either of our CDOs, all cash flows from the CDOs (including interest on the bonds we own, distributions on our common and preferred equity and our subordinate management fees) would be diverted to repay principal and interest on the outstanding CDO bonds and we would not receive any residual payments until the CDO was back in compliance with such tests. We were in compliance with all such covenants as of December 31, 2008. In the event of a breach of our CDO covenants that we could not cure in the near term, we would be required to fund interest on trust preferred securities and other expenses (including compensation expenses) through (i) cash on hand, (ii) income from any CDO not in default, (iii) sale of unencumbered assets or (iv) accessing debt or equity capital markets, if available. We have the ability to cure defaults, which would resume normal payments to us, by purchasing non-performing loans out of our CDOs. However, we may not have sufficient liquidity available to do so at such time. In some cases, collateral may be continuing to pay interest but may be considered a defaulted interest for the purpose of the covenant calculations, such as our CMBS in our 2006 CDO, or CDO I, which are considered defaulted interests for the purpose of covenant calculation if any rating agency downgrade occurs. To the extent noncompliance continues for an extended period of time, our ability to continue as a going concern may be jeopardized. At December 31 2008, our most restrictive covenants on our CDOs had an interest coverage ratio of 2.21x and 1.22x for CDO I and CDO II, respectively, compared to minimum requirements of 1.21x and 1.09x. At December 31, 2008, our most restrictive covenants on our CDOs had an asset overcollateralization ratio of 1.15x and 1.10x for CDO I and our 2007 CDO, or CDO II, respectively, compared to minimum requirements of 1.12x and 1.10x. If we experience an additional $15,050 or $500 in reductions of collateral in CDO I or CDO II, respectively, due to further investment losses or other factors, we will fail the overcollateralization test for the respective CDO.

        On February 25, 2009, we were notified by the CDO I trustee that we failed the overcollateralization test for CDO I on the February 25, 2009 payment date and, as a result, future net cash flows from CDO I, including approximately $488,000 due on the February 25, 2009 payment date, will be diverted to pay down principal of senior bond holders rather than being paid to us until such time the covenant is back in compliance, if ever. As of February 27, 2009, CDO II was in compliance with the overcollateralization test, however, if an additional $0.5 million in defaults occur, CDO II will also breach the overcollateralization covenant. Management believes it is likely that CDO II will fail the overcollateralization test at some point in 2009, which will result in the cash flows of CDO II being diverted to pay down principal of senior bond holders, eliminating residual cash inflows paid to us. With both CDOs out of compliance with overcollateralization covenants, we will have minimal incoming cash flows from our primary business and there is no assurance when or if we will be able to regain compliance with these covenants. As discussed further in “—Related Party Transactions,” the breach of the overcollateralization covenant in either CDO provides MBIA Insurance Corporation, or MBIA, the controlling class of CDO II bondholders, the ability to terminate the existing collateral management agreement, as amended, and to remove us as the collateral manager of CDO II. We have incurred significant losses since our inception and may incur additional losses in the future as we continue to navigate the difficult issues in the credit and real estate markets. With minimal incoming cash flows, management’s plans to fulfill short-term capital requirements include (i) use of $23.1 million of cash on hand as of December 31, 2008 to fund operating expenses, (ii) senior collateral management fees, (iii) reduction in administrative costs, as a result of becoming a non-reporting company, (iv) reduction in employee headcount, and (v) sale of our unencumbered 1515 Market Street LLC joint venture interest, if possible under current market conditions. We believe these sources of funds will be sufficient to meet our liquidity requirements for at least the next 12 months. We continue to seek and explore partnerships and new business opportunities; however, there is no assurance that such partnerships or business opportunities will be available on favorable terms or at all.

As of December 31, 2008, our investment portfolio of approximately $1.2 billion in assets, including origination costs and fees, and net of repayments and sales of partial interests in loans, consisted of the following:

				Weighted Average
Security Description	Carrying Value	Number of Investments	Percent of Total Investments	Coupon	Yield to Maturity	LTV
	(In thousands)
Whole loans(1)	$843,934	38	61.3%	5.28%	5.09%	72%
B Notes	218,427	11	15.9%	5.42%	5.76%	52%
Mezzanine loans	247,437	12	18.0%	6.36%	6.38%	53%
CMBS	54,620	67	4.0%	4.76%	7.20%	—
Joint venture investments(2)	11,231	7	0.8%	—	—	—

Total investments	1,375,649	135	100.0%
Loan loss reserve	(141,065)

Total investments, net	$1,234,584

(1)	Includes originated whole loans, acquired whole loans and bridge loans.
(2)

Includes our equity investment in two limited liability companies which are deemed to be VIEs and which we consolidate in our financial statements because we are deemed to be the primary beneficiary of these VIEs under FIN 46R.

Outlook

Our historical business strategy of originating and acquiring investments is affected by general U.S. commercial real estate fundamentals and the overall U.S. economic environment. Further, our strategy is influenced by the specific characteristics of the underlying real estate assets that serve as collateral for our investments. We have designed our strategy to be flexible so that we can adjust our investment activities and portfolio weightings given changes in the U.S. commercial real estate capital and property markets and the U.S. economy.

Beginning in the third quarter of 2007, the global economy was impacted by the deterioration of the U.S. sub-prime residential mortgage market and the weakening of the U.S. housing markets, both of which have become much worse than many economists had predicted. The significant increase in the foreclosure activity and rising interest rates in mid-2007 depressed housing prices further as problems in the sub-prime markets spread to the other mortgage markets. The well-publicized problems in the residential markets spread to other financial markets, causing corporate credit spreads (or cost of funds) to widen dramatically. Banks and other lending institutions started to tighten lending standards and restrict credit. The structured credit markets, including the CMBS and CDO markets, have seized up as investors have shunned the asset class due to sub-prime and transparency worries. In particular, the short-term, three to five year floating rate debt market has effectively shut down and as the turmoil continues to spread, almost all fixed income capital markets have been negatively impacted and liquidity in these markets remains severely limited. While delinquencies in the commercial real estate markets remain low, the lack of liquidity in the CMBS and other commercial mortgage markets is negatively impacting sales and financing activity. We are unable to predict how long these trends will continue and what long-term impact they may have on the market.

Even if legislative or regulatory initiatives or other efforts successfully stabilize and add liquidity to the financial markets, we likely will need to modify our strategies, businesses or operations, and we may incur increased capital requirements and constraints or additional costs in order to satisfy new regulatory requirements or to compete in a changed business environment. It is uncertain what effects recently enacted or future legislation or regulatory initiatives will have on us. Given the volatile nature of the current market disruption and the uncertainties underlying efforts to mitigate or reverse the disruption, we may not timely anticipate or manage existing, new or additional risks, contingencies or developments, including regulatory developments and trends in new products and services, in the current or future environment. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.

During 2008, the global capital markets continued to experience tremendous volatility and a wide-ranging lack of liquidity. The impact of the global credit crisis on our sector has been acute. Transaction volume has declined significantly, credit spreads for all forms of mortgage debt have reached all-time highs, issuance levels of CMBS have ground to a halt, and other forms of financing from the debt markets have been dramatically curtailed. Financial institutions still hold significant inventories of unsold loans and CMBS, creating a further overhang on the markets. We believe that the continuing dislocation in the debt capital markets, coupled with a slowdown in the U.S. economy, has already reduced property valuations and is impacting real estate fundamentals. These developments can impact and have impacted the performance of our existing portfolio of assets. Furthermore, the volatility in the capital markets has caused stress to all financial institutions and, our business is dependent upon these counterparties for, among other things, financing and interest rate derivatives. As we await the credit and capital markets to improve and stabilize, our primary focus has been securing our liquidity by paying down and terminating outstanding short-term repurchase agreements and managing our existing portfolio of assets to minimize credit risks where possible. The current credit and capital market environment remains unstable and we continue to review and analyze the impact on potential avenues of liquidity. We expect credit and capital market conditions to continue to be challenging throughout 2009.

During 2008, we undertook a process of evaluating strategic and operational initiatives with Goldman Sachs. Based on the continued decline in the capital and credit markets which has had a severe adverse impact on our valuations and our ability to obtain financing, management concluded that a sale of our company, merger or other business combination, capital investment or other strategic alternatives at the present time was either not available or was not in the best interest of stockholders. We will continue to explore and evaluate future opportunities as they present themselves, however, our primary focus will remain on maximizing the value of our current $1.2 billion investment portfolio and non-recourse long-term financing in place through our two CDOs.

In the short-term, we believe the current environment of rapidly changing and evolving markets will provide increasing challenges to our industry, our company and the general economy. Due to the uncertainties in the capital and credit markets, we are experiencing the following: (i) no loan originations or other investment activity, (ii) lower operating margins due to lack of scale, (iii) reduced access to capital, if at all, and if such capital is available at significantly increased costs, (iv) an increase in non-performing loans and watch list assets, (v) reduced operating cash flows due to breach of CDO covenants and (vi) reduced cash available for distribution to stockholders, particularly as our portfolio is reduced by scheduled maturities, prepayments and non-performing loans. Our $1.2 billion investment portfolio has decreased by approximately 26% from December 31, 2007 based on these factors.

        Due to our status as a REIT, we are required to distribute at least 90% of our REIT taxable income to stockholders. As our loans are repaid and/or we sell our loans, if we do not begin lending again, we will experience declines in the size of the investment portfolio over time. Net losses and a reduction in the size of our investment portfolio would also result in reduced taxable income and cash available for distribution and a lower dividend as compared to historical standards. As a result of these factors, on December 17, 2008, we announced that our board of directors suspended the quarterly dividend in order to maintain our financial flexibility.

Our CDOs contain reinvestment periods of five years during which we can use the proceeds of loan repayments, if any, to fund new investments. As of December 31, 2008, we have approximately 2.3 years and 3.3 years remaining in our reinvestment period for our first and second CDOs, respectively. The volume of any new investment activity, if any, would be substantially lower than our historical production levels. Reinvestment is not permitted during periods that we are not in compliance with our CDO covenants.

As of December 31, 2008, we had approximately $23.1 million of unrestricted cash and cash equivalents. We have long-term financing for 100% of our encumbered portfolio in place through our existing CDOs and mortgage loans. In order to effectively match-fund our investment portfolio, we aggressively reduced amounts under our former repurchase facility with Wachovia from $217.0 million at September 30, 2007 to being fully repaid in June 2008. We expect the availability of warehouse lines, which we had historically used to finance loan originations that were ultimately packaged in CDO offerings, will be limited in the near to medium-term due to reduced liquidity in the CDO market and a lesser appetite for new CDO issuances. As we await the recovery of these traditional avenues of liquidity, we are considering several alternative equity and debt capital raising options, as well as analyzing our fundamental business model.

Results of Operations

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

Revenues

Investment income is generated on our whole loans and bridge loans, subordinate interests in whole loans, mezzanine loans and CMBS investments. Investment income decreased by $28.9 million to $100.5 million for the year ended December 31, 2008, from $129.4 million for the year ended December 31, 2007, driven primarily by lower interest rates earned on floating rate loans indexed to LIBOR, a lower average investment portfolio balance and a greater number of non-performing loans in 2008 compared to 2007.

Property operating income increased by $0.4 million to $4.4 million for the year ended December 31, 2008, from $4.0 million for the year ended December 31, 2007, which primarily represents an increase in rental income from our consolidated Loch Raven joint venture.

Other income decreased by $3.6 million to $1.0 million for the year ended December 31, 2008, from $4.6 million for the year ended December 31, 2007. The reduction in other income, which represents interest earned on cash balances primarily from overnight repurchase investments, is the result of lower interest rates.

Expenses

Interest expense decreased by $10.1 million to $82.0 million for the year ended December 31, 2008, from $92.2 million for the year ended December 31, 2007. The primary components of interest expense included $51.9 million of interest on our CDO financings, $17.2 million attributable to hedging activities, $1.1 million of interest on borrowings on our warehouse facilities, $1.7 million of interest on our consolidated Loch Raven joint venture mortgage, and $4.1 million of interest on our trust preferred securities. The primary reason for the decrease is due to lower interest rates on variable rate debt in 2008 compared to 2007 and lower outstanding debt under short-term warehouse facilities, offset in part by higher average outstanding debt resulting from the issuance of our second CDO in April of 2007.

Management fees decreased by $2.6 million to $5.1 million for the year ended December 31, 2008, from $7.7 million for the year ended December 31, 2007. The reduced fees are a result of a decline in our stockholder’s equity primarily attributable to impairments and loan loss provisions. The management fees, expense reimbursements, formation costs and the relationship between our former Manager, our affiliates and us are discussed further in “—Related Party Transactions.”

Property operating expenses increased by $0.6 million to $3.3 million for the year ended December 31, 2008, from $2.7 million for the year ended December 31, 2007, which primarily represents an increase in rental expenses from our Loch Raven consolidated joint venture.

General and administrative expenses increased by $7.1 million to $16.5 million for the year ended December 31, 2008, from $9.4 million for December 31, 2006. The largest components of the increase were $3.0 million increase in consulting fees incurred in connection with our evaluation of strategic alternatives, $2.8 million increase in legal fees due to costs associated with non-performing loans, proxy defense, investigation expense for derivative stockholder claims and the class action lawsuit and $1.6 million of compensation expense related to the severance and retention plan for employees of our Manager.

Depreciation and amortization expenses decreased by $0.3 million to $1.1 million for the year ended December 31, 2008 from $1.4 million for the year ended December 31, 2007, which primarily represents depreciation and amortization from our consolidated Loch Raven joint venture. The decrease is the result of certain intangible assets capitalized upon acquisition becoming fully amortized during 2007 and the first quarter of 2008.

Loss on impairment of assets

Loss on impairment of long-lived assets decreased $1.8 million to $6.0 million for the year ended December 31, 2008 from $7.8 million for the year ended December 31, 2007. Loss on impairment of long-lived assets of $6.0 million for the year ended December 31, 2008 is attributable to an impairment of the long-lived assets of the Loch Raven property. In the third quarter of 2008, management made a decision to no longer fund operating deficits at the Loch Raven property based on (i) the property’s current and forecasted operating performance, (ii) lack of liquidity in the credit markets that make refinancing more difficult, (iii) declines and expected declines in commercial real estate valuations and (iv) the general expectation of a prolonged economic slow down that would adversely impact the performance and value of the property. The decision to no longer fund operating deficits will put us in default with the non-recourse first mortgage on the property, which will likely result in the senior lender foreclosing on the property. Management determined that the change in strategy indicated that the carrying amount of Loch Raven long-lived assets may not be fully recoverable. Based our current estimate of undiscounted cash flows over the expected life of the investment, we determined that the carrying value of the Loch Raven long-lived assets was not fully recoverable. As a result of this assessment, we recorded an impairment loss of $6.0 million for the year ended December 31, 2008 based on the difference between the carrying value of the long-lived assets and their estimated fair value. Loss on impairment of asset of $7.8 million for the year ended December 31, 2007 resulted from a loss realized upon foreclosure of the Monterey property in the second quarter of 2007.

Provision for loan losses

The provision for loan losses increased to $126.5 million for the year ended December 31, 2008 from $19.7 million for the year ended December 31, 2007. The loan loss reserve in 2008 is due to several non-performing loans and watch list assets, where management estimated the loans may not be fully recoverable, reflecting current adverse market conditions and specific facts and circumstances for each loan, as discussed further in “-Risk Management”

Loss on sale of investment

Loss on sale of investment increased by $1.5 million to $2.0 million for the year ended December 31, 2008 from $0.5 million for the year ended December 31, 2007. The loss in 2008 is related to the sale of a whole loan. The loss in 2007 is related to the sale of a CMBS investment.

Gain on financial instruments

Gain on financial instruments increased by $22.5 million to $20.8 million for the year ended December 31, 2008 from a loss of $1.7 million for the year ended December 31, 2007. The increase is due to the adoption of SFAS 159 on January 1, 2008 which resulted in us recording certain assets and liabilities at fair value with the corresponding changes in fair value being recorded in the statement of operations.

During the year ended December 31, 2008, the CMBS and CDO markets continued to experience widening of credit spreads, resulting in a decrease in the fair value of CMBS which we hold as investments and decreases in the fair value of our CDO bonds and junior subordinated debenture liabilities. The fair value of our CMBS investments decreased, resulting in a loss of $181.2 million for the year ended December 31, 2008. The fair value of our liabilities related to CDO bonds and junior subordinated debentures decreased, resulting in gains of $261.0 million and $18.1 million, respectively, for the year ended December 31, 2008. The fair value of liabilities associated with derivative instruments decreased during the year ended December 31, 2008 resulting in an unrealized loss of $69.0 million.

Equity in net loss of unconsolidated joint ventures

Equity in net loss of unconsolidated joint ventures increased by $34.1 million to $39.9 million for the year ended December 31, 2008 from $5.7 million for the year ended December 31, 2007. The increase in the equity in net loss of unconsolidated joint ventures for the year ended December 31, 2008 is due primarily to a $7.3 million impairment loss on the Prince George’s Station Retail LLC joint venture, $0.8 million impairment loss on the 32 Leone Lane joint venture investment, $2.0 million impairment loss on the Nordhoff joint venture investment, $15.1 million impairment loss on the KS-CBRE Shiraz LLC joint venture and a $9.0 million impairment loss on the KS-CBRE GS LLC joint venture. In the third quarter of 2008, the second largest tenant of the Prince George’s Station Retail LLC property terminated their lease. The lease termination, combined with increasing credit concerns over the property’s largest tenant, who has since declared bankruptcy, indicated that the carrying amount of long-lived assets may not be fully recoverable and an impairment loss of $7.3 million was recorded, bringing the carrying value of our investment to zero. A $0.8 million loss was recognized on our 32 Leone Lane joint venture investment, bringing the carrying value of our investment to zero, where it was determined that the carrying value of long-lived assets of the joint venture were no longer recoverable due to management’s expectations that the sponsor will be unable to successfully lease or sell the 100% vacant building under current market conditions, necessitating a write down to fair value. The $2.0 million impairment loss on the Nordhoff joint venture was recorded in the second quarter and fourth quarter of 2008 when it was determined that the carrying value of long-lived assets of the joint venture were no longer recoverable, necessitating a write down to fair value. Impairment losses of $15.1 million and $9.0 million for KS-CBRE Shiraz LLC and KS-CBRE GS LLC, respectively, were recognized in the fourth quarter of 2008, reducing the carrying value of each investment to zero, based on continued weakening of the credit and real estate markets that has resulted in significant declines in commercial real estate valuations that we anticipate will make it very difficult to sell or refinance the underlying properties at values in excess of the senior first mortgage obligations.

Operating results from discontinued operations

Operating results from discontinued operations consist primarily of rental income, rental expenses and interest expenses attributable to rental operations of Springhouse, Rodgers Forge and Monterey properties during the year ended December 31, 2008 and 2007.

Loss on impairment of assets held for sale – discontinued operations

Loss on impairment of assets held for sale of $6.1 million for the year ended December 31, 2008 represents an impairment of the Springhouse property. In the third quarter of 2008, management made a decision to market the Springhouse property for sale, resulting in classification of assets and liabilities as “held for sale” as of December 31, 2008 and results from operations classified as “discontinued operations” for all periods presented. Based on management’s commitment to sell the property and the resulting held for sale classification, we have recorded the long-lived assets of Springhouse at estimated fair value less costs to sell, which resulted in an impairment loss of $6.1 million for the year ended December 31, 2008. Loss on impairment of assets held for sale of $54.7 million for the year ended December 31, 2007 represents impairment of the Rodgers Forge and Monterey properties. Subsequent to foreclosure of the Monterey and Rodgers Forge properties, there was significant deterioration in the Baltimore area and metropolitan DC area condominium markets as well as a severe dislocation of the capital and credit markets precipitated by the sub-prime lending crisis. As a result of these events, management determined that its original plans to convert the Rodgers Forge and Monterey properties to condominiums were no longer viable and that the properties may be impaired. Based on the management estimate of future undiscounted cash flows as apartment properties, the long-lived assets of the Rodgers Forge and Monterey properties were no longer fully recoverable. Impairment losses of $17.7 million and $37.0 million, respectively, on the Rodgers Forge and Monterey properties were determined based on the difference between the carrying values of the long-lived assets and their estimated fair market values. The estimated fair market values were based on discounted cash flow projections which assumed the properties were sold when stabilized and were supported by third party offers to purchase the Rodgers Forge property and an independent third party appraisal for the Monterey property.

Gain on sale of investment – discontinued operations

During the year ended December 31, 2008, we sold our interest in Rodgers Forge and Monterey and recognized gains of $3.6 million and $3.2 million, respectively, related to the sale of these properties.

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

Property operating income increased by $0.9 million to $4.0 million for the year ended December 31, 2007, from $3.1 million for the year ended December 31, 2006, which primarily represents the inclusion of twelve months of rental income for the Loch Raven joint venture, which was acquired on March 28, 2006.

Other income increased by $1.3 million to $4.6 million for the year ended December 31, 2007, from $3.3 million for the year ended December 31, 2006, which represents interest earned on cash balances primarily from overnight repurchase investments.

Expenses

Interest expense increased by $51.6 million to $92.2 million for the year ended December 31, 2007, from $40.5 million for the year ended December 31, 2006. The primary components of interest expense included $65.3 million of interest on our CDO financings, $18.5 million of interest on borrowings on our warehouse facilities, $1.5 million of interest on our consolidated real estate joint venture mortgages, and $4.1 million of interest on our trust preferred securities. The primary reason for the increase in 2007 was due to higher average outstanding debt resulting from the issuance of our second CDO in 2007.

Management fees increased by $1.2 million to $7.7 million for the year ended December 31, 2007, from $6.5 million for December 31, 2006. The increase is due primarily to an increased average equity balance from which management fees are derived, due to additional equity raised through our October 2006 initial public offering.

Property operating expenses increased by $1.0 million to $2.7 million for the year ended December 31, 2007, from $1.7 million for December 31, 2006, which primarily represents operating expenses from our Loch Raven joint venture investment. The increase is due primarily to the inclusion of twelve months of expenses for the Loch Raven joint venture, which was acquired on March 28, 2006.

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

Depreciation and amortization expenses increased by $0.9 million to $1.4 million for the year ended December 31, 2007 from $0.5 million for the year ended December 31, 2006, which primarily represents depreciation and amortization from our Loch Raven joint venture investment. The increase is due primarily to the inclusion of twelve months of expenses for the Loch Raven joint venture, which was acquired on March 28, 2006.

Loss on impairment of assets

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

Gains (losses) on financial instruments

Loss on financial instruments changed by $5.3 million to a loss of $1.7 million for the year ended December 31, 2007 from a gain of $3.6 million for the year ended December 31, 2006. The $3.6 million was a realized gain related to the termination of interest rate swaps in conjunction with our first CDO transaction and the sale of an A note in the first quarter of 2006. $1.7 million realized of the realized losses in 2007 was due to a terminated interest rate swap that was settled in connection with the sale of a loan investment that was being hedged.

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

Risk Management

As of December 31, 2008, we had the following watch list and non-performing loans (in thousands):

Investment Type	Classification	Net Loan Balance(1)	% of Total Assets
Whole Loan	Watch (2)	$10,500	0.7%
Whole Loan	Watch	47,000	3.3%
Mezzanine Loan	Watch	18,000	1.3%
B-Note	Non-Performing(4)	42,830	3.0%
Mezzanine Loan	Non-Performing(4)	40,000	2.8%
Whole Loan	Non-Performing	11,000	0.8%
Bridge Loan	Non-Performing(3)	7,500	0.5%
Mezzanine Loan	Non-Performing	25,000	1.8%
Bridge Loan	Non-Performing(3)	2,123	0.2%

Total		$203,953	14.4%

(1)	At December 31, 2008, we had loan loss reserves of $139,690 against these assets out of our total loan loss reserves of $141,065.
(2)	Subsequent to December 31, 2008 this loan became non-performing.
(3)	Investments are with the same sponsor.
(4)	Investments are with the same sponsor.

Watch List Assets

We conduct a quarterly comprehensive credit review, resulting in an individual risk classification being assigned to each asset.

The first watch list asset is a $10.5 million whole loan secured by a mixed use industrial and commercial facility located in Windsor, Connecticut. The borrower determined that the primary business occupying the facility was not economically feasible and has engaged a broker to sell the building. In June 2008, we received payment of $2.0 million from the borrower, which included a $1.5 million reduction of principal to $10.5 million and $0.5 million to replenish interest reserves, in exchange for the removal of a personal guaranty. The borrower has since triggered personal recourse pursuant to the exculpation provisions in the loan documents. In November 2008, the interest reserve balance was fully depleted. Management concluded that no loan loss reserve was necessary at this time based on the estimated fair market value of the underlying collateral from a recent third party appraisal. If the borrower is not successful in locating a buyer for the building at an adequate price, or at all, such an adverse event could have an adverse impact on our ability to recover our loan balance. In December 2008, we initiated foreclosure proceedings.

The second watch list asset is a $47.0 million whole loan secured by an office building located in San Francisco, California. The building has a below market occupancy rate and does not fully cover debt service obligations, requiring the borrower to contribute significant capital. The loan was current as of December 31, 2008 and January and February 2009 interest payments were received. The loan matured on March 9, 2009 without payment and therefore is in default. If we foreclose on the property, given current market conditions where it is difficult to sell and finance commercial real estate properties at reasonable levels, we may not be able to fully recover the loan balance. Based on the Company’s internal valuation of the collateral, at this time the range of potential losses is between $0 and $11.0 million.

The third watch list asset is a $18.0 million mezzanine loan for a specialty retail development located in Tennessee. Our loan originally matured on December 1,

2008 and the senior construction loan matured on December 24, 2008 and both were extended until January 24, 2009, at which time they went into maturity default. Construction on the project has halted as the lending group and borrower negotiate long-term financing and capitalization for the project. We believe it will be difficult for the borrower to find permanent financing given current credit market conditions. Currently, the project has a construction funding budget deficit that will be required to complete tenant improvements and the borrower is working closely with the lending group to obtain the remaining funding requirements. Based on our consideration of the difficulty under current market conditions of (i) resuming and completing construction, (ii) obtaining additional capital required, (iii) negotiating an extension of the current capital structure at reasonable terms, (iv) obtaining permanent financing for the property and (v) operating a specialty retail property during a prolonged economic downturn that severely impacts leisure travel, we believe there is substantial doubt about our ability to recover our loan balance. Based on these uncertainties and management’s inability to reasonably predict recovery upon restructuring or assumption of the collateral, we recorded a loan loss reserve against the balance of this loan in the fourth quarter of 2008 to reduce the net carrying value to $0.

Subsequent to December 31, 2008, we added a $32.0 million whole loan secured by seven office buildings in Albany, New York and Rochester, New York to the watch list. The buildings have been under performing compared to original underwriting expectations, resulted in the borrower having to fund cash operating deficits. As a result of current and projected operating deficits, management expects it may have to restructure the loan to provide the borrower some relief on interest payments and concluded that a $1.4 million reserve was necessary at this time.

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

The $42.8 million B-Note investment classified as non-performing had a maturity default on December 1, 2007 and is secured by a class A parcel of land in New York City that is intended to be developed into a mixed use retail and residential site. The B-Note was originally due on October 1, 2007 and was extended for 60 days with the sponsor funding an additional $150.0 million of cash equity. Interest on the loan has been paid through December 31, 2007 at the contractual rate. As of December 31, 2008, we have initiated foreclosure proceedings on the collateral of our loan. At the current time, the lending group is conducting an appraisal of the site and, if the appraisal indicates the value of the site does not support our position in the capital structure, we will lose our ability to control foreclosure and voting rights over major decisions. The value of the loan is dependent on several factors that are outside of our control, such as the ultimate use of the project, the timing of completion and negotiations with potential tenants, and adverse events not currently anticipated could have a material impact on the value of the underlying collateral and ultimate realization of our loan balance. Based on our consideration of (i) the current state of the credit and capital markets, (ii) the long duration of the maturity default and (iii) the time and expense associated with foreclosure proceedings, we continue to carry a loan loss reserve against the balance of this loan to reduce the net carrying value to $0.

The $40.0 million mezzanine loan had a maturity default on February 9, 2008 and is collateralized by four class A office properties located in New York City. The sponsor of this investment is also the sponsor of the $42.8 million B-Note investment discussed above. In April 2008, the borrower and lending group for the properties reached a consensual sale agreement that will allow the properties to be sold in an orderly fashion. The consensual sale agreement expired in February 2009. Based on the negotiated sales prices of three of the four class A office properties prior to the expiration of the agreement, we will not recover any of our loan balance, therefore we continue to carry a loan loss reserve against the balance of this loan to reduce the net carrying value to $0.

The $11.0 million whole loan is secured by a mixed use office and industrial facility located in Phoenix, Arizona. The facility has been 100% vacant for greater than two years and interest reserves were fully depleted in April 2008. In November 2008, the borrower notified us that it will no longer be making interest payments and we expect to assume possession of the collateral from the borrower by deed-in-lieu of foreclosure. Management obtained an independent, third party appraisal of the collateral value of this property which indicated that the fair value of the collateral, net of expected selling costs, was less than our historical carrying value. As a result, we have a loan loss reserve against the balance of this loan to reduce the net carrying value to the estimated net realizable value of $6.2 million.

        The $7.5 million bridge loan is secured by development rights to build an office building in the Washington, DC area. The loan matures in April 2009, interest reserves were depleted in April 2008 and subsequent interest payments have been deferred until the maturity date of the loan. The borrower is in the process of completing predevelopment activities and obtaining necessary regulatory approvals to start construction. The borrower is exploring alternative uses of the site, including student housing. At December 31, 2008, based on the continued decline of the credit markets, which we believe makes it very difficult to obtain financing on projects of this nature, combined with the growing concern of a prolonged economic slowdown that is making it more difficult to execute long-term lease commitments, we concluded that the significance of these uncertainties raises substantial doubt about our ability to recover our loan balance. Based on these uncertainties and management’s inability to reasonably predict recovery upon (i) pursuit of a personal guaranty from the borrower or (ii) assumption of the collateral, we continue to carry a loan loss reserve against the balance of this loan to reduce the net carrying value to $0.

The $25.0 million mezzanine loan is secured by an interest in an apartment complex in New York City. The borrower notified us in July 2008 that it will cease servicing the debt and has requested significant modifications to the outstanding loans in order to continue its involvement with the property. Management is currently in the process of negotiating with the borrower, however, the ultimate outcome remains uncertain. Given the continued adverse market conditions that have negatively impacted commercial real estate valuations and the ability to refinance and based on our assessment of the current fair value of the underlying collateral, we believe there is significant uncertainty about our ability to recoup our loan balance in the event of sale or foreclosure. As a result, we continue to carry a loan loss reserve against the balance of this loan to reduce the net carrying value to $0.

The $2.1 million bridge loan is secured by development rights to build a mixed use office, retail and hotel facility in the Miami, Florida area. The borrower is in the process of obtaining construction financing for the development and completing other predevelopment activities. The loan matured on November 2008 and the borrower has communicated to us that it is unable to repay the loan. At December 31, 2008, based on the continued decline of the credit markets, which we believe makes it very difficult to obtain financing on projects of this nature, combined with the growing concern of a prolonged economic slowdown that is making it more difficult to execute long-term lease commitments, management concluded that the significance of these uncertainties raises substantial doubt about our ability to recover our loan balance. Based on these uncertainties and management’s inability to reasonably predict recovery upon (i) pursuit of a personal guaranty from the sponsor or (ii) assumption of the collateral, we continue to carry a loan loss reserve against the balance of this loan to reduce the net carrying value to $0.

Loan Loss Reserve

As of December 31, 2008 and 2007, our loan loss reserve was $141.1 million and $19.7 million, respectively. Management estimated the loan loss reserve based on consideration of current economic conditions and trends, the intent and wherewithal of the sponsors, the quality and estimated value of the underlying collateral and other factors.

Liquidity and Capital Resources

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends, fund debt service and for other general corporate purposes. On December 31, 2008, we had approximately $23.1 million of unrestricted cash and cash equivalents. We have long-term financing for 100% of our encumbered portfolio in place through our existing CDOs and mortgage loans. Our primary sources of funds for short-term liquidity requirements, including working capital, distributions, if any, debt service and additional investments, if any, consist of (i) cash flow from operations; (ii) proceeds from our existing CDOs; (iii) proceeds from principal and interest payments on our unencumbered investments; (iv) proceeds from potential loan and asset sales; and, to a lesser extent; (v) new financings or additional securitization or CDO offerings and (vi) proceeds from additional common or preferred equity offerings. We believe these sources of funds will be sufficient to met our short-term liquidity requirements.

Due to continued market turbulence, we do not anticipate having the ability in the near term to access equity capital through the public or private markets or debt capital through warehouse lines, new CDO issuances, or new trust preferred issuances. We continue to explore equity and other capital raising options as well as other strategic alternatives as they present themselves; however, in the event we are not able to successfully secure financing, we will rely on existing cash on hand, cash flows from operations, principal payments on our investments, and proceeds from asset and loan sales, if any, to satisfy these requirements. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds therefrom or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations and ability to make distributions to our stockholders.

Our current and future borrowings may require us, among other restrictive covenants, to keep uninvested cash on hand, to maintain a certain portion of our assets free from liens and to secure such borrowings with our assets. These conditions could limit our ability to do further borrowings. If we are unable to make required payments under such borrowings, breach any representation or warranty in any loan document or violate any covenant contained in a loan document, our lenders may accelerate the maturity of our debt or require us to pledge more collateral. If we are unable to pay off our borrowings in such a situation, (i) we may need to prematurely sell the assets securing such debt, (ii) the lenders could accelerate the debt and foreclose on our assets that are pledged as collateral to such lenders, (iii) such lenders could force us into bankruptcy, (iv) such lenders could force us to take other actions to protect the value of their collateral and (v) our other debt financings could become immediately due and payable. Any such event would have a material adverse effect on our liquidity, the value of our common stock and the ability to make distributions to our stockholders.

The majority of our investments are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain interest coverage and asset overcollateralization covenants that must be met in order for us to receive such payments. If we fail our interest coverage or asset overcollateralization covenants in either of our CDOs, all cash flows from the CDO (including interest on the bonds we own, distributions on our common and preferred equity and our subordinate management fees) would be diverted to repay principal and interest on the outstanding CDO bonds and we would not receive any residual payments until the CDO was back in compliance with such tests. We were in compliance with all such covenants as of December 31, 2008. In the event of a breach of our CDO covenants that we could not cure in the near term, we would be required to fund interest on trust preferred securities and other expenses (including compensation expenses) through (i) cash on hand, (ii) income from any CDO not in default, (iii) sale of unencumbered assets or (iv) accessing debt or equity capital markets, if available. We have the ability to cure defaults, which would resume normal payments to us, by purchasing non-performing loans out of our CDOs. However, we may not have sufficient liquidity available to do so at such time. In some cases, collateral may be continuing to pay interest but may be considered a defaulted interest for the purpose of the covenant calculations, such as our CMBS in our 2006 CDO, or CDO I, which are considered defaulted interests for the purpose of covenant calculation if any rating agency downgrade occurs. To the extent noncompliance continues for an extended period of time, our ability to continue as a going concern may be jeopardized. At December 31 2008, our most restrictive covenants on our CDOs had an interest coverage ratio of 2.21x and 1.22x for CDO I and CDO II, respectively, compared to minimum requirements of 1.21x and 1.09x. At December 31, 2008, our most restrictive covenants on our CDOs had an asset overcollateralization ratio of 1.15x and 1.10x for CDO I and our 2007 CDO, or CDO II, respectively, compared to minimum requirements of 1.12x and 1.10x. If we experience an additional $15,050 or $500 in reductions of collateral in CDO I or CDO II, respectively, due to further investment losses or other factors, we will fail the overcollateralization test for the respective CDO.

        On February 25, 2009, we were notified by the CDO I trustee that we failed the overcollateralization test for CDO I on the February 25, 2009 payment date and, as a result, future net cash flows from CDO I, including approximately $488,000 due on the February 25, 2009 payment date, will be diverted to pay down principal of senior bond holders rather than being paid to us until such time the covenant is back in compliance, if ever. As of February 27, 2009, CDO II was in compliance with the overcollateralization test, however, if an additional $0.5 million in defaults occur, CDO II will also breach the overcollateralization covenant. Management believes it is likely that CDO II will fail the overcollateralization test at some point in 2009, which will result in the cash flows of CDO II being diverted to pay down principal of senior bond holders, eliminating residual cash inflows paid to us. With both CDOs out of compliance with overcollateralization covenants, we will have minimal incoming cash flows from our primary business and there is no assurance when or if we will be able to regain compliance with these covenants. As discussed further in “—Related Party Transactions,” the breach of the overcollateralization covenant in either CDO provides MBIA the controlling class of CDO II bondholders, the ability to terminate the existing collateral management agreement, as amended, and to remove us as the collateral manager of CDO II. We have incurred significant losses since our inception and may incur additional losses in the future as we continue to navigate the difficult issues in the credit and real estate markets. With minimal incoming cash flows, management’s plans to fulfill short-term capital requirements include (i) use of $23.1 million of cash on hand as of December 31, 2008 to fund operating expenses, (ii) senior collateral management fees, (iii) reduction in administrative costs, as a result of becoming a non-reporting company, (iv) reduction in employee headcount, and (v) sale of our unencumbered 1515 Market Street LLC joint venture interest, if possible under current market conditions. We believe these sources of funds will be sufficient to meet our liquidity requirements for at least the next 12 months. We continue to seek and explore partnerships and new business opportunities; however, there is no assurance that such partnerships or business opportunities will be available on favorable terms or at all.

Due to our status as a REIT, we are required to distribute at least 90% of our REIT taxable income to stockholders. As our loans are repaid and/or we sell our loans, if we do not begin lending again, we will experience declines in the size of the investment portfolio over time. Net losses and a reduction in the size of our investment portfolio would also result in reduced taxable income and cash available for distribution and a lower dividend as compared to historical standards. As a result of these factors, on December 17, 2008, we announced that our board of directors suspended the quarterly cash dividend in order to maintain our financial flexibility.

Our CDOs contain reinvestment periods of five years during which we can use the proceeds of loan repayments, if any, to fund new investments. As of December 31, 2008, we have approximately 2.3 years and 3.3 years remaining in our reinvestment period for our first and second CDOs, respectively. The volume of any new investment activity, if any, would be substantially lower than our historical production levels.

As of December 31, 2008, we had approximately $23.1 million of unrestricted cash and cash equivalents. We have long-term financing for 100% of our encumbered portfolio in place through our existing CDOs and mortgage loans. In order to effectively match-fund our investment portfolio, we have aggressively reduced amounts under our former repurchase facility with Wachovia from $217.0 million at September 30, 2007 to being fully repaid in June 2008. We expect the availability of warehouse lines, which we had historically used to finance loan originations that were ultimately packaged in CDO offerings, will be limited in the near to medium term due to reduced liquidity in the CDO market and a lesser appetite for new CDO issuances. As we await the recovery of these traditional avenues of liquidity, we are considering several alternative equity and debt capital raising options, as well as analyzing our fundamental business model.

Capitalization

Our authorized capital stock consists of 150,000,000 shares of capital stock, $0.01 par value per share, of which we have authorized the issuance of up to 100,000,000 shares of common stock, par value $0.01 per shares, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2008 and December 31, 2007, 30,823,200 and 30,920,225 shares, respectively, of our common stock were issued and outstanding and no shares of our preferred stock were issued and outstanding.

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

Warehouse Facilities

We have historically financed our portfolio of securities and loans through the use of repurchase agreements. Currently, we have no warehouse facilities in place that will allow future borrowings. Below is a description of our warehouse line in place as of December 31, 2007.

Wachovia Warehouse Facility

In August 2006, we entered into a master repurchase agreement with Wachovia Bank N.A, or Wachovia, that provided $300,000 of aggregate borrowing capacity. This facility previously financed our origination or acquisition of whole loans, subordinate mortgage interests and CMBS. As of December 31, 2007, the outstanding balance under this facility was approximately $144.2 million with a weighted average borrowing rate of 6.28%. In June 2008, we repaid our remaining obligations and terminated the facility and there is no balance outstanding as of December 31, 2008.

CDO Bonds Payable

On March 28, 2006, we closed on our CDO I issuance and retained the entire BB rated J Class with a face amount of $24.0 million for $19.2 million, retained the entire B-rated K Class with a face amount of $20.3 million for $14.2 million and also retained the non-rated common and preferred shares of CDO I, which issued the CDO bonds with a face amount of $47.3 million for $51.7 million. We issued and sold CDO bonds with a face amount of $508.5 million in a private placement to third parties. The proceeds of the CDO issuance were used to repay substantially all of the outstanding principal balance of our then existing two warehouse facilities with an affiliate of Deutsche Bank Securities Inc. of $343.6 million and all of the outstanding principal balance of our then existing warehouse facilities with the Bank of America Securities, LLC of $16.3 million at closing. The CDO bonds are collateralized by real estate debt investments, consisting of B Notes, mezzanine loans, whole loans and CMBS investments, which are recorded in our unaudited condensed consolidated balance sheet at December 31, 2008. As of December 31, 2008, prior to our internalization, our Manager was the collateral manager for our CDO subsidiary and did not receive any fees in connection therewith. Effective January 1, 2009, we have assumed the role as collateral manager. CDO I is not a qualified special purpose entity (“QSPE”) as defined under FASB Statement No. 140, (“SFAS 140”) “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” due to certain permitted activities of CDO I that are not consistent with activities of a QSPE permitted under SFAS 140, such as having the ability to sell impaired securities and acquire replacement securities with the proceeds at the discretion of the collateral administrator. CDO I is consolidated in our financial statements and we have accounted for the CDO I transaction as a financing. The collateral assets that we transferred to CDO I are reflected in our balance sheet. The bonds issued to third parties are reflected as debt on our balance sheet. As of December 31, 2008, CDO bonds of $508.5 million were outstanding, with a weighted average interest rate of 0.98%.

        In March 2007, Wachovia acted as the exclusive structurer and placement agent with respect to our CDO II totaling $1,000 million which priced on March 2, 2007, and closed on April 2, 2007. We sold $880.0 million of bonds with an average cost of 90-day LIBOR plus 40.6 basis points and retained 100% of the equity interests in our CDO subsidiary that issued the CDO notes consisting of preferred and common shares. The notes issued by our CDO subsidiary are secured initially by a portfolio of whole loans, B Notes, mezzanine loans and CMBS. As of December 31, 2008, prior to our internalization, our Manager was the collateral manager for our CDO subsidiary and does not receive any fees in connection therewith. Effective January 1, 2009, we have assumed the role as collateral manager, however, the controlling class of bond holders may, at their discretion, reassign the collateral manager if we breach CDO covenants discussed below. We acted as the advancing agent in connection with the issuance of the CDO notes. CDO II is not a QSPE as defined under SFAS 140 due to certain permitted activities of CDO II that are not consistent with activities of a QSPE permitted under SFAS 140, such as having the ability to sell impaired securities and acquire replacement securities with the proceeds at the discretion of the collateral administrator. CDO II is consolidated in our financial statements and we account for the CDO II transaction as a financing. The collateral assets that we transferred to CDO II are reflected in our balance sheet. The bonds issued to third parties are reflected as debt on our balance sheet. As of December 31, 2008, CDO II bonds of $853.2 million were outstanding, with a weighted average interest rate of 5.11%. As of December 31, 2008, we had a $75.0 million revolver available with $48.2 million of borrowing outstanding and $26.8 million of remaining capacity. The revolver is available to fund future funding commitments on loans.

The majority of our investments are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain interest coverage and asset overcollateralization covenants that must be met in order for us to receive such payments. If we fail our interest coverage or asset overcollateralization covenants in either of our CDOs, all cash flows from the CDO (including interest on the bonds we own, distributions of our common and preferred equity and our subordinate management fees) would be diverted to repay principal and interest on the outstanding CDO bonds and we would not receive any residual payments until the CDO was back in compliance with such tests. We were in compliance with all such covenants as of December 31, 2008. In the event of a breach of our CDO covenants that we could not cure in the near term, we would be required to fund interest on trust preferred securities and other expenses (including compensation expenses) through (i) cash on hand, (ii) income from any CDO not in default, (iii) sale of unencumbered assets or (iv) accessing debt or equity capital markets, if available. We have the ability to cure defaults, which would resume normal payments to us, by purchasing non-performing loans out of our CDOs. However, we may not have sufficient liquidity available to do so at such time. In some cases, collateral may be continuing to pay interest but may be considered a defaulted interest for the purpose of the covenant calculations, such as our CMBS in CDO I, which are considered defaulted interests for the purpose of covenant calculation if any rating agency downgrade occurs. To the extent noncompliance continues for an extended period of time, our ability to continue as a going concern may be jeopardized. At December 31 2008, our most restrictive covenants on our CDOs had an interest coverage ratio of 2.21x and 1.22x for CDO I and CDO II, respectively, compared to minimum requirements of 1.21x and 1.09x. At December 31, 2008, our most restrictive covenants on our CDOs had an asset overcollateralization ratio of 1.15x and 1.10x for CDO I and CDO II, respectively, compared to minimum requirements of 1.12x and 1.10x. If we experience an additional $15,050 or $500 in reductions of collateral in CDO I or CDO II, respectively, due to further investment losses or other factors, we will fail the overcollateralization test for the respective CDO.

On February 25, 2009, we were notified by the CDO I trustee that we failed the overcollateralization test for CDO I on the February 25, 2009 payment date and, as a result, future net cash flows from CDO I, including approximately $488,000 due on the February 25, 2009 payment date, will be diverted to pay down principal of senior bond holders rather than being paid to us until such time the covenant is back in compliance, if ever. As of February 27, 2009, CDO II was in compliance with the overcollateralization test, however, if an additional $0.5 million in defaults occur, CDO II will also breach the overcollateralization covenant. Management believes it is likely that CDO II will fail the overcollateralization test at some point in 2009, which will result in the cash flows of CDO II being diverted to pay down principal of senior bond holders, eliminating residual cash inflows paid to us. With both CDOs out of compliance with overcollateralization covenants, we will have minimal incoming cash flows from our primary business and there is no assurance when or if we will be able to regain compliance with these covenants. As discussed further in “—Related Party Transactions,” the breach of the overcollateralization covenant in either CDO provides MBIA, the controlling class of CDO II bondholders, the ability to terminate the existing collateral management agreement, as amended, and to remove us as the collateral manager of CDO II. We have incurred significant losses since our inception and may incur additional losses in the future as we continue to navigate the difficult issues in the credit and real estate markets. With minimal incoming cash flows, management’s plans to fulfill short-term capital requirements include (i) use of $23.1 million of cash on hand as of December 31, 2008 to fund operating expenses, (ii) senior collateral management fees, (iii) reduction in administrative costs, as a result of becoming a non-reporting company, (iv) reduction in employee headcount, and (v) sale of our unencumbered 1515 Market Street LLC joint venture interest, if possible under current market conditions. We believe these sources of funds will be sufficient to meet our liquidity requirements for at least the next 12 months. We continue to seek and explore partnerships and new business opportunities; however, there is no assurance that such partnerships or business opportunities will be available on favorable terms or at all.

Mortgage Indebtedness

On December 14, 2005, Springhouse, one of our consolidated joint ventures, obtained a $26.2 million mortgage loan in conjunction with the acquisition of real estate located in Prince George’s County, Maryland. The loan is guaranteed by Bozzuto Associates, Inc., or Bozzuto, our joint venture partner, has a maturity date of December 14, 2008, and bears interest at 30-day LIBOR plus 1.75%. As of December 31, 2008 and 2007, the outstanding balance was $25.8 million. The loan is secured by the Springhouse property and there is no recourse to us. We are currently in the process of marketing the Springhouse property for sale and the loan, which matured on December 14, 2008, is in default. In the event we are unable to sell the property in a short period of time, we will be unable to satisfy the obligation of the mortgage and may be required to (i) pay default interest after the maturity default, (ii) contribute additional capital to facilitate an extension and protect our interest, (iii) pay significant extension fees or (iv) seek financing from a different lender, which may not be available. We may also lose the property through foreclosure by the first mortgage holder. The occurrence of any of these events could further impair our position.

On March 28, 2006, Loch Raven, one of our consolidated joint ventures, obtained a $29.2 million mortgage loan in conjunction with the acquisition of real estate located in Baltimore, Maryland. The loan is guaranteed by Bozzuto, our joint venture partner, matures on April 10, 2010, and bears interest at a fixed rate of 5.96%. The lender has exercised a call option on the note and the loan is now due on April 9, 2009. As of December 31, 2008 and 2007 the outstanding balance was $29.2 million. The loan is secured by the Loch Raven property and there is no recourse to us. As discussed in Note 3, in the third quarter of 2008, management made a decision to no longer fund operating deficits at the Loch Raven property, which will likely result in the first mortgage holder foreclosing on our position. We do not expect further losses as the net carrying value of Loch Raven assets and liabilities, including the mortgage payable, is less than zero after reflecting the impairment of long-lived assets recorded in 2008.

On May 4, 2007, we assumed a $36.3 million mortgage loan in conjunction with the Rodgers Forge foreclosure. As of December 31, 2007, we were in technical default of certain covenants in this loan. The loan had a maturity date of April 16, 2009 and bore interest equal to one-half of one percent (0.50%) above the Prime Rate. As of December 31, 2007, the outstanding balance was $36.3 million, which is included in liabilities held for sale in the consolidated balance sheet. Subsequent to December 31, 2007, we sold the Rodgers Forge property and paid off the mortgage loan in full.

On May 9, 2007, we assumed a $103.9 million mortgage loan in conjunction with the Monterey foreclosure. As of December 31, 2007, we were in default of certain covenants in this loan. The loan had a maturity date of February 1, 2008 and bore interest at six-month LIBOR plus 3.25. As of December 31, 2007, the outstanding balance was $104.0 million, which is included in liabilities held for sale in the consolidated balance sheet. Subsequent to December 31, 2007, we sold the Monterey property and the buyer assumed the mortgage in full.

In January of 2008, we sold the Rodgers Forge property and paid off the $36.3 million mortgage loan in full. In March of 2008, we sold the Monterey property and the buyer assumed the $104.0 million mortgage loan in full.

Junior Subordinated Debentures

        In July 2006, we completed the issuance of $50.0 million in unsecured trust preferred securities through a newly formed Delaware statutory trust, RFC Trust I, (“RFCT I”), which is one of our wholly-owned subsidiaries. The securities bear interest at a fixed rate of 8.10% for the first ten years ending July 2016. Thereafter the rate will float based on the 90-day LIBOR plus 249 basis points. The base management fee that we pay to our Manager pursuant to the management agreement is based on gross stockholders’ equity which our board of directors had previously determined to include the trust preferred securities. As a result of a resolution of our board of directors, beginning September 28, 2006, we no longer pay such a fee on trust preferred securities to our Manager.

RFCT I issued $1.55 million aggregate liquidation amount of common securities, representing 100% of the voting common stock of RFCT I to us for a total purchase price of $1.55 million. RFCT I used the proceeds from the sale of trust preferred securities and the common securities to purchase our junior subordinated notes. The terms of the junior subordinated notes match the terms of the trust preferred securities. The notes are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations. We realized net proceeds from the offering of approximately $48.8 million.

Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2008. The table excludes contractual commitments related to our derivatives, which we discuss in “Qualitative and Quantitative Disclosures about Market Risk,” and the incentive fee payable under the management agreement that we have with our Manager, which we discuss in “—Related Party Transactions” because those contracts do not have fixed and determinable payments.

	Contractual commitments (in thousands) Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
CDO I bonds payable	$508,500	$—	$—	$—	$508,500
CDO II bonds payable	853,200	—	—	—	853,200
Mortgage payable(1)	54,964	54,964	—	—	—
Trust preferred securities	50,000	—	—	—	50,000

Total	$1,466,664	$54,964	$—	$—	$1,411,700

(1)	Non-recourse to us.

Off-Balance Sheet Arrangements

As of December 31, 2008 and 2007, we had approximately $11.4 million and $53.1 million, respectively, of equity interest in five joint ventures as described in Note 10 to our consolidated financial statements for the year ended December 31, 2008, included elsewhere in this Annual Report on Form 10-K.

Dividends

To qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our net taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders to the extent required to meet REIT requirements. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our secured credit facilities, we must first meet both our operating requirements and scheduled debt service on our warehouse lines and other debt payable. On December 17, 2008, we announced that our board of directors suspended the quarterly cash dividend in order to maintain our financial flexibility.

Related Party Transactions

Management Agreement

Upon completion of our June 2005 private offering, we entered into a management agreement with our Manager, which was subsequently amended and restated on April 29, 2008, was further amended on October 13, 2008 and has expired by its own terms on December 31, 2008, pursuant to which our Manager provided for the day-to-day management of our operations and received substantial fees in connection therewith. The management agreement required our Manager to manage our business affairs in conformity with the policies and the investment guidelines that are approved and monitored by our board of directors. Ray Wirta, our chairman, is the vice chairman of CBRE, Kenneth J. Witkin, our chief executive officer and president and one of our directors, is the executive managing director of our Manager and Michael J. Melody, one of our former directors, is the vice chairman in CBRE/Melody. As of December 31, 2008, Mr. Wirta does not hold an economic interest in our Manager and Messrs. Witkin and Melody and certain of our other former executive officers indirectly hold an economic interest in our Manager. Our chairman and chief executive officer and president also serve as officers and/or directors of our Manager. As a result, the management agreement between us and our Manager was negotiated between related parties, and the terms, including fees payable, may not have been as favorable to us as if it had been negotiated with an unaffiliated third party. Our executive officers and directors owned approximately 9.8% of our Manager at December 31, 2008.

Historically, we have paid our Manager an annual management fee monthly in arrears equal to 1/12th of the sum of (i) 2.0% of our gross stockholders’ equity (as defined in the management agreement), or equity, of the first $400.0 million of our equity, (ii) 1.75% of our gross stockholders’ equity in an amount in excess of $400.0 million and up to $800.0 million and (iii) 1.5% of our gross stockholders’ equity in excess of $800.0 million. Additionally, from July 26, 2006 to September 27, 2006, we considered the outstanding trust preferred securities as part of gross stockholders’ equity in calculating the base management fee. Our Manager used the proceeds from its management fee in part to pay compensation to its officers and employees. For the years ended December 31, 2008 and 2007, respectively, we paid $5.4 million and $7.8 million to our Manager for the base management fee under this agreement. As of December 31, 2008 and 2007, respectively, $0.2 million and $0.5 million of management fees were accrued.

In addition to the base management fee, our Manager was eligible to receive quarterly incentive compensation. The purpose of the incentive compensation was to provide an additional incentive for our Manager to achieve targeted levels of Funds From Operations (as defined in the management agreement) (after the base management fee and before incentive compensation) and to increase our stockholder value. Our Manager was eligible to receive quarterly incentive compensation in an amount equal to the product of: (i) twenty-five percent (25%) of the dollar amount by which (A) our Funds From Operations (after the base management fee and before the incentive fee) per share of our common stock for such quarter (based on the weighted average number of shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of our common stock in our June 2005 private offering and the prices per share of our common stock in any subsequent offerings (including our IPO), multiplied by (2) the greater of (a) 2.25% or (b) 0.75% plus one-fourth of the Ten Year Treasury Rate (as defined in the management agreement) for such quarter, multiplied by (ii) the weighted average number of shares of our common stock outstanding during the such quarter. We record any incentive fees as a management fee expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the management agreement. As of December 31, 2008 and 2007, respectively, no amounts were paid or were payable to our Manager for the incentive management fee under this agreement.

        The management agreement also provided that we would reimburse our Manager for various expenses incurred by our Manager or its affiliates for documented expenses of our Manager or its affiliates incurred on our behalf, including but not limited to costs associated with formation and capital raising activities and general and administrative expenses. Without regard to the amount of compensation received under the management agreement, our Manager was responsible for the salaries and bonuses of its officers and employees. As of December 31, 2008 and 2007, respectively, $0.2 million and $0.1 million of expense reimbursements were accrued and are included in other liabilities.

Pursuant to the management agreement, after April 30, 2008, CBRE and CBRE Melody & Company may compete with us with respect to the acquisition and finance of real estate-related loans, structured finance debt investments and CMBS. In addition, we were responsible for severance of all employees of our Manager, including certain of our then executive officers, an obligation that we estimated would not exceed $2.9 million.

The management agreement with our Manager expired by its terms on December 31, 2008. The expiration of the management agreement ends our affiliation with CBRE and affiliates of CBRE effective December 31, 2008. On December 15, 2008, we, our Manager and CBRE|Melody entered into the “Termination Agreement”. In addition to terminating the Amended and Restated Management Agreement, dated April 29, 2008, and acknowledging certain survival provisions in the Amended Management Agreement, the parties to the Termination Agreement acknowledged and/or agreed, among other things, that (i) the termination of the Amended Management Agreement will be effective as of December 31, 2008, (ii) there will be no termination fee in connection with the Termination Agreement, (iii) the Manager will make payment to us for certain accrued bonuses, (iv) we will make a payment to the Manager of (x) the final installment of the base management fee earned or accrued by our Manager as of December 31, 2008, (y) the reimbursement of CBRE’s operating expenses, and (z) the reimbursement of certain 2008 personnel bonuses, each on or before February 15, 2009, and (v) we will hire all employees of the Manager effective January 1, 2009.

Collateral Management Agreements

In connection with the closing of CDO I on March 28, 2006, the CDO I issuer, RFC CDO 2006-1 Ltd., entered into a collateral management agreement with our Manager (the “2006 Collateral Management Agreement”). Pursuant to this agreement, our Manager had agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. This collateral management agreement provides for a senior collateral management fee, payable monthly in accordance with the priority of payments as set forth in the indenture, equal to 1/12 of 0.10% per annum of the net outstanding portfolio balance, and an additional subordinate collateral management fee, payable monthly in accordance with the priority of payments as set forth in the indenture, equal to 1/12 of 0.15% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. Effective March 28, 2006, the collateral manager agreed to remit to us the collateral management fees that it is entitled to receive. At December 31, 2008, we owned all of the non-investment grade bonds, preferred equity and equity in CDO I. The senior collateral management fee and the subordinate collateral management fee is allocated to us. As of December 31, 2008 and 2007, we did not reimburse our Manager for any expenses to our Manager under such collateral management agreement.

On December 17, 2008, we entered into an Assignment and Assumption Agreement with our Manager (the “2006 Assignment Agreement”) in connection with CDO I. Pursuant to the 2006 Assignment Agreement, our Manager agreed to assign and delegate to us all of its rights and obligations under the 2006 Collateral Management Agreement, effective on January 1, 2009.

We will receive the senior collateral management fee and the subordinated collateral management fee if we are in compliance with the interest coverage and overcollateralization coverage tests under CDO I. However, we will receive only the senior collateral management fee if we are not in compliance with the interest coverage and overcollateralization coverage tests under CDO I.

In connection with the closing of CDO II on April 2, 2007, the CDO II issuer, RFC CDO 2007-1 Ltd., entered into a collateral management agreement with our Manager (the “2007 Collateral Management Agreement”). Pursuant to this agreement, our Manager had agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO II notes. This collateral management agreement provides for a senior collateral management fee, payable monthly in accordance with the priority of payments as set forth in the indenture, equal to 1/4 of 0.15% per annum of the net outstanding portfolio balance, and an additional subordinate collateral management fee, payable monthly in accordance with the priority of payments as set forth in the indenture, equal to 1/4 of 0.20% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. The collateral manager agreed to remit to us the collateral management fees that it is entitled to receive. At December 31, 2008, we owned all of the non-investment grade bonds, preferred equity and equity in the CDO. The senior collateral management fee and the subordinate collateral management fee are allocated to us. As of December 31, 2008 and 2007, we did not reimburse our Manager for any expenses to our Manager under such collateral management agreement.

On December 12, 2008, RFC CDO 2007-1 Ltd. entered into an Amendment Number One to the Collateral Management Agreement (the “Amendment”) with CBRE Realty Finance Management, LLC, and us as the “collateral manager” and consented to by MBIA Insurance Corporation, as controlling class of CDO II bondholders (“MBIA”). The Amendment establishes three additional collateral manager termination events which may be enforced in the sole discretion of MBIA. The first additional termination event relates to the departure of certain key persons from the collateral manager (or a successor thereof), while the second additional termination event is predicated on the continuing satisfaction of a collateral coverage test established by the Amendment. The third additional termination event relates to the continuing satisfaction of a particular collateral coverage test under our CDO I. In addition, the collateral manager has agreed to (i) cause the trustee of the CDO I and the trustee of the CDO II to provide certain additional reports concerning the above-noted tests to MBIA and (ii) pay the trustee of the CDO II a monthly fee for performing such additional reporting services.

On December 17, 2008, we entered into an Assignment and Assumption Agreement with our Manager (the “2007 Assignment Agreement”) in connection with CDO II. Pursuant to the 2007 Assignment Agreement, our Manager agreed to assign and delegate to us all of its rights and obligations under the 2007 Collateral Management Agreement, effective on January 1, 2009.

We will receive the senior collateral management fee and the subordinated collateral management fee if we are in compliance with the interest coverage and overcollateralization coverage tests under CDO II. However, we will receive only the senior collateral management fee if we are not in compliance with the interest coverage and overcollateralization coverage tests under CDO II.

Affiliates

As of December 31, 2008, an affiliate of our Manager, CBRE Melody of Texas, LP and its principals, owned 1.1 million shares (which were purchased in our June 2005 private offering) of our common stock, 300,000 shares of restricted common stock, and had options to purchase an additional 500,000 shares of common stock.

GEMSA Servicing

GEMSA Loan Services, L.P., which we refer to as GEMSA, is utilized by us as a loan servicer. GEMSA is a joint venture between CBRE|Melody and GE Capital Real Estate. GEMSA is a rated master and primary servicer. Our fees for GEMSA’s services are at what we believe to be market rates. For the years ended December 31, 2008 and 2007, we paid or had payable an aggregate of approximately $0.3 million to GEMSA in connection with its loan servicing of a part of our portfolio.

CBRE License Agreement

In connection with our June 2005 private offering, we entered into a license agreement with CBRE and one of its affiliates pursuant to which they granted us a non-exclusive, royalty-free license to use the name “CBRE.” Other than with respect to this limited license, we have no legal right to the “CBRE” name. After the management agreement expired by its terms on December 31, 2008, we changed our name and no longer have the right to use the “CBRE” mark in our name or in the name of any of our subsidiaries.

Torto Wheaton Research License Agreement

Torto Wheaton Research, or TWR, is a wholly-owned subsidiary of CBRE that provides research products and publications to us under a license agreement. The cost of this license agreement is at what we believe to be market rates. For the years ended December 31, 2008 and 2007, we paid or had payable an aggregate of approximately $0.1 million in licensing fees to TWR in connection with the license agreement.

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

FFO for the years ended December 31, 2008, 2007 and 2006 are as follows (dollars in thousands):

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Funds from operations:
Net income (loss)	$(157,031)	$(70,766)	$13,743
Adjustments:
Gain from sale of property – discontinued operations	(6,780)	—	—
Real estate depreciation and amortization – wholly-owned	49
Real estate depreciation and amortization – consolidated joint ventures	745	1,233	489
Real estate depreciation and amortization – unconsolidated joint ventures	5,624	10,391	2,027
Real estate depreciation and amortization – discontinued operations	476	838	1,003

Funds from operations	$(156,917)	$(58,304)	$17,262

Cash flows provided by operating activities	$12,648	$29,407	$7,925
Cash flows provided by (used in) investment activities	$123,863	$(542,090)	$(860,191)
Cash flows provided by (used in) financing activities	$(139,331)	$521,165	$820,822

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

Loans and Other Lending Investments

Loans held for investment are intended to be held to maturity and, accordingly, are carried at amortized cost, including unamortized loan origination costs and fees, and net of repayments and sales of partial interests in loans, unless such loan or investment are deemed to be impaired. At such time as we invest in real estate loans, we determine whether such investment should be accounted for as a loan, real estate investment, or equity method joint venture in accordance with AICPA Practice Bulletin No. 1 on acquisition, development, and construction (ADC) arrangements.

We evaluate our assets on a regular basis to determine if they continue to satisfy our investment criteria. Subject to certain restrictions applicable to REITs and to maintain our exclusion from regulation as an investment company, we may sell investments opportunistically and use the proceeds of any such sales for debt reduction, additional acquisitions or working capital purposes.

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

We have analyzed the governing pooling and servicing agreements for each of its CMBS investments and believe that the terms are industry standard and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as discussed above, as well as varying and evolving interpretations of the QSPE criteria under SFAS 140. Additionally, the standard setters continue to review the FIN 46R provisions related to the computations used to determine the primary beneficiary of a VIE. Our maximum exposure to loss as a result of our investments in these CMBS investments was $54.6 million and $279 million as of December 31, 2008 and 2007, respectively.

The financing structures, including loans and other lending investments, that we offer to borrowers on certain of our loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46R. We have identified one mezzanine loan as a variable interest in a VIE and have determined that we are not the primary beneficiary of this VIE and as such the VIE should not be consolidated in our consolidated financial statements. The loan is for a mixed use development project. Our maximum exposure to loss would not exceed the carrying amount of this investment of $0.

We have determined that two of our joint venture investments are VIEs in which we are deemed to be the primary beneficiary and under FIN 46R have consolidated these investments. The primary effect of the consolidation is that we reflect the real estate assets, mortgage loan payable, property operating revenue, and property operating expenses related to these entities in our consolidated financial statements.

Fair Value Measurements under SFAS 157 and SFAS 159

We apply the provisions of SFAS No. 157, which establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 is applicable to our CMBS, derivatives, collateralized debt obligations, junior subordinated notes and collateral dependent loans. We also apply the provisions of SFAS No. 159, which allows us to measure certain financial assets and financial liabilities at fair value. We have elected SFAS 159 for all CDO bonds below AAA rating at the date of issuance, $50 million of junior subordinated debentures and all CMBS investments rated below AAA at the date of acquisition. Our intent is to hold CMBS, derivatives, CDO bonds and junior subordinated notes to maturity, therefore we believe the unrealized gains and losses are generally not reflective of the economic consideration we expect to be realized from holding them to maturity but rather are a product of short-term fluctuations in fair value due to changes in credit spreads and other market conditions. Our CDO bonds are in compliance with all interest coverage and over collateralization tests at December 31, 2008, therefore we believe our underlying investment portfolio will generate sufficient cash flows to repay our CDO bonds and as a result, we would not expect to ultimately realize the current unrealized gains on these securities. Our CMBS portfolio has experienced below market credit defaults, minimal downgrades and no adverse changes in cash flows, therefore we expect the majority of these unrealized losses will not be realized as we have the ability and intent to hold these investments to maturity. For derivative instruments, we plan to hold these instruments until maturity at which their fair value will be zero, preventing current unrealized losses from being realized. Our expectation of the ultimate realization of unrealized gains and losses is based on our current estimates and outlook. A prolonged continuation of current market conditions, further deterioration of real estate market or other market factors outside of our control could have a significant impact on whether we will ultimately realize unrealized gains or losses on financial instruments.

At December 31, 2008, 4% of our assets and 20% of our liabilities were measured at fair value using unobservable inputs.

Valuation and Accounting for CMBS

CMBS are classified as trading securities as of December 31, 2008, in connection with the adoption of SFAS 159 and available-for-sale securities at December 31, 2007 and are carried on our balance sheet at fair value. Prior to the adoption of Statement of Financial Accounting Standards No. 159 on January 1, 2008 when CMBS were classified as held for sale, in accordance with Emerging Issues Task Force, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” or EITF Issue 99-20, we assessed whether unrealized losses on securities, if any, reflect a decline in value which is other than temporary and, accordingly, writes the impaired security down to its value through earnings. For example, a decline in value is deemed to be other than temporary if it is probable that we will be unable to collect all amounts due according to the contractual terms of a security which was not impaired at acquisition. Temporary declines in value generally result from changes in market factors, such as market interest rates, or from certain macroeconomic events, including market disruptions and supply changes, which do not directly impact our ability to collect amounts contractually due. Additionally, for an impairment to be temporary, we must demonstrate the intent and ability to hold the investments through at least their anticipated recovery period. Significant judgment is required in this analysis. No such write-downs were made through December 31, 2007.

        Our primary basis for estimating fair values for CMBS is using indicative prices from third parties that actively participate in the CMBS market. We receive non-binding quotes from established financial institutions, which may range from one to four quotes for each investment, and select a fair value using the quotes received based on a methodology that is applied on a consistent basis each reporting period. These quotations are subject to significant variability based on market conditions, such as interest rates, liquidity, trading activity and credit spreads. We generally do not adjust values from broker quotes received. In the event we are unable to obtain any quotes from market participants or if in our judgment we believe quotes received are inaccurate, we estimate fair value using internal models that consider, among other things, the CMBX index, expected cash flows, known and expected defaults and rating agency reports. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in the recorded amount of our investment. As of December 31, 2008 and 2007, $4.3 million and $0 CMBS investments were valued using internal models, respectively. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations. As the severe dislocation in the real estate and credit markets continues and worsens, resulting in illiquidity, our estimates of fair value will continue to have significant volatility. Since there are no active markets for our CMBS investments, we classify the investment as Level 3 under the SFAS 157 fair value hierarchy. If our estimate of fair value at December 31, 2008 changed by 5%, our net loss for the year ended December 31, 2008 would change by approximately $2.7 million.

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

Valuation of CDO bonds and Junior Subordinated Notes

Estimated fair values for CDO bonds and junior subordinated debentures are based on independent valuations. Currently, there is not an active market for our CDO bonds or our junior subordinated debentures and the independent appraiser estimates fair value using a valuation model that considers, among other things, (i) anticipated cash flows (ii) current market credit spreads, such as CMBX, (iii) known and anticipated credit issues of underlying collateral (iv) term and reinvestment period and (v) market transactions of similar securities. When available, management will compare fair values estimated by the independent appraiser to third party quotes and transactions of identical or similar securities, however, such information is not available on a consistent basis. Estimates of fair value are subject to significant variability based on market conditions, such as interest rates and credit spreads. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in the recorded amount of our fair value. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations. If our estimate of fair value of CDO bonds at December 31, 2008 changed by 5%, our net loss for the year ended December 31, 2008 would change by approximately $6.2 million. If our estimate of fair value of Junior Subordinated Notes at December 31, 2008 changed by 5%, our net loss for the year ended December 31, 2008 would change by approximately $0.4 million.

Revenue Recognition

Interest income on loan investments is recognized over the life of the investment using the effective interest method. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration.

Income recognition is suspended for debt investments when receipt of income is not reasonably assured at the earlier of (i) management determining the borrower is incapable of curing, or has ceased efforts towards curing the cause of a default; (ii) the loan becoming 90 days delinquent; or (iii) the loan having a maturity default. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. While income recognition is suspended, interest income is recognized only upon actual receipt.

Interest income on CMBS is recognized using the effective interest method as required by EITF 99-20. Under EITF 99-20 management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and the purchase price. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing of and magnitude of credit losses on the mortgage loans underlying the securities have to be estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and the amount of interest income recognized.

If the current period cash flow estimates are lower than the previous period, and fair value is less than the carrying value of CMBS, we will write down the CMBS to fair market value and record the impairment charge in the current period earnings. After taking into account the effect of the impairment charge, income is recognized using the market yield for the security used in establishing the write down.

Loan Loss Reserves

The expenses for possible credit losses in connection with debt investments represents the increase in the allowances for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and project diversification, the size of the portfolio and current economic conditions.

We must periodically evaluate loans for possible impairment. Loans and other investments are considered impaired, for financial reporting purposes, when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the original agreement, or, for loans acquired at a discount credit quality when it is deemed probable that we will be unable to collect as anticipated.

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

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. As of December 31, 2008, we have a loan loss reserve of $141.1 million. If our estimate of the fair value of collateral for collateral dependent loans increased or decreased by 5% at December 31, 2008, our net loss for the year ended December 31, 2008 would change by approximately $0.3 million.

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

In the third quarter of 2008, management made a decision to market the Springhouse property for sale, resulting in classification of assets and liabilities as “held for sale” as of December 31, 2008 and results from operations classified as “discontinued operations” for all periods presented. Based on management’s commitment to sell the property and the resulting held for sale classification, we have recorded the long-lived assets of Springhouse at estimated fair value less costs to sell, which resulted in an impairment loss of $6,057 for the year ended December 31, 2008.

In the third quarter of 2008, management made a decision to no longer fund operating deficits at the Loch Raven property based on (i) the property’s current and forecasted operating performance, (ii) lack of liquidity in the credit markets that make refinancing more difficult, (iii) declines and expected declines in commercial real estate valuations and (iv) the general expectation of a prolonged economic slow down that would adversely impact the performance and value of the property. The decision to no longer fund operating deficits put us in default with the non-recourse first mortgage on the property, which will likely result in the senior lender foreclosing on our position. Management determined that the change in strategy indicated that the carrying amount of Loch Raven long-lived assets may not be fully recoverable. Based on our current estimate of undiscounted cash flows over the expected life of the investment, we determined that the carrying value of the Loch Raven long-lived assets was not fully recoverable. As a result of this assessment, we recorded an impairment loss of $6 million for the year ended December 31, 2008 based on the difference between the carrying value of the long-lived assets and their estimated fair value.

Manager Compensation

The former management agreement provided for the payment of a base management fee to our Manager and an incentive fee if our financial performance exceeds certain benchmarks. The base management fee and the incentive fee are accrued and expensed during the period for which they are calculated and earned.

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

A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the year ended December 31, 2008 would have increased our net interest expense by approximately $4.8 million, and increased our investment income by approximately $6.8 million. In 2008, due primarily to the uncertainty in the credit markets, there was significant volatility in interest rates and we expect this volatility to continue in 2009.

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

As of December 31, 2008, we have 21 interest rate swap agreements and three basis swap agreements outstanding with an aggregate current notional value of $909.9 million and $89.8 million, respectively, to hedge our exposure on forecasted outstanding LIBOR-based debt. The market value of these interest rate swaps and basis swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there were a 100 basis point decrease in forward interest rates at December 31, 2008, the fair value of these interest rate swaps and basis swaps and our net income for the year ended December 31, 2008 would have decreased by approximately $41.0 million. If there were a 100 basis point increase in forward interest rates at December 31, 2008, the fair value of these interest rate swaps and basis swaps and our net income for the year ended December 31, 2008 would have increased by approximately $38.4 million.

Our hedging transactions using derivative instruments also involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The counterparty to our derivative arrangements are Deutsche Bank AG, and Wachovia. The severe issues in the credit markets have significantly raised concerns over counter party credit risk, even with those counter parties long thought to be safe due to their size, history and reputation. As of December 31, 2008, we believe our counterparty credit risk is minimal given that we are in a net liability position for each counterparty that we have open hedging transactions with. As a result, we do not anticipate that any counterparty will fail to meet their obligations. We will continue to closely monitor our hedge positions and consider counterparty credit risk, however, there can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

We utilize interest rate swaps to limit interest rate risk. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes. The following table sets forth our derivative instruments as of December 31, 2008:

Type of Hedge	Notional Amount	Swap Rate	Trade Date	Maturity Date	Termination Value at December 31, 2008
Pay-Fixed Swap	$149,541,563	5.055%	03/16/06	10/25/11	$(10,164,355)
Pay-Fixed Swap	44,736,359	5.663%	05/12/06	02/25/18	(9,961,142)
Pay-Fixed Swap	35,975,485	5.171%	09/19/06	09/25/11	(3,543,512)
Pay-Fixed Swap	28,151,274	4.947%	12/15/06	10/25/11	(2,700,876)
Pay-Fixed Swap	15,300,000	5.466%	06/20/07	06/18/12	(2,014,434)
Pay-Fixed Swap	9,100,000	5.182%	03/04/08	02/25/12	(1,160,009)
Pay-Fixed Swap	26,950,500	5.242%	03/04/08	04/25/16	(5,493,710)
Pay-Fixed Swap	4,250,000	5.574%	03/04/08	07/25/11	(457,314)
Pay-Fixed Swap	336,238,700	4.909%	03/02/07	04/07/21	(41,648,864)
Pay-Fixed Swap	28,272,430	4.842%	03/02/07	10/07/11	(2,238,196
Pay-Fixed Swap	13,500,000	4.842%	03/02/07	04/09/12	(1,223,076
Pay-Fixed Swap	25,000,000	4.842%	03/02/07	10/07/11	(1,949,647
Pay-Fixed Swap	25,000,000	4.842%	03/02/07	01/09/12	(2,150,002)
Pay-Fixed Swap	16,200,000	4.842%	03/02/07	07/07/15	(2,457,114)
Pay-Fixed Swap	11,990,391	4.842%	03/02/07	01/09/12	(971,426)
Pay-Fixed Swap	2,835,372	4.842%	03/02/07	10/07/11	(227,570)
Pay-Fixed Swap	23,610,000	4.842%	03/02/07	04/09/12	(2,165,943)
Basis Swap	58,112,000	0.454%	03/02/07	01/07/10	679,062
Basis Swap	3,028,516	0.449%	03/02/07	09/15/11	50,320
Basis Swap	28,650,000	0.451%	03/02/07	04/07/10	417,839
Pay-Fixed Swap	28,700,000	5.600%	06/28/07	10/07/17	(7,160,775)
Pay-Fixed Swap	8,500,000	5.654%	08/16/07	06/07/17	(2,091,303)
Pay-Fixed Swap	26,400,000	5.390%	09/28/07	10/07/17	(3,646,451)
Pay-Fixed Swap	49,679,400	5.510%	02/04/08	10/07/17	(7,126,471)

	$999,721,989				$(109,404,969)

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

Geographic Concentration Risk

As of December 31, 2008, approximately 29%, 10%, 48% and 7% of the outstanding balance of our loan investments had underlying properties in the East, the South, the West, and the Midwest, respectively, as defined by the National Council of Real Estate Investment Fiduciaries, or NCREIF, while the remaining 6.0% of the outstanding loan investments had underlying properties that are located throughout the United States.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Realty Finance Corporation

We have audited the accompanying consolidated balance sheets of Realty Finance Corporation, formerly known as CBRE Realty Finance, Inc., (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Schedule under Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, in 2008 the Company adopted Financial Accounting Standards Board Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Hartford, Connecticut
March 13, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Realty Finance Corporation

We have audited Realty Finance Corporation’s, formerly known as CBRE Realty Finance, Inc. (the “Company”), internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Hartford, Connecticut
March 13, 2009

Realty Finance Corporation

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	December 31, 2008	December 31, 2007
Assets:
Cash and cash equivalents	$23,133	$25,954
Restricted cash	67,252	137,004
Loans and other lending investments, net ($6,402 and $75,129 at fair value, respectively)	1,168,733	1,362,054
Commercial mortgage-backed securities, at fair value	54,620	236,134
Real estate, net	33,441	65,495
Investment in unconsolidated joint ventures	11,352	53,145
Derivative assets, at fair value	260	125
Accrued interest	6,707	9,304
Other assets	11,509	25,658
Assets held for sale	25,936	154,426

Total assets	$1,402,943	$2,069,299

Liabilities and Stockholders’ Equity:
Liabilities:
Collateralized debt obligations ($124,292 and $0 at fair value, respectively)	$949,292	$1,339,500
Repurchase obligations	—	144,183
Mortgage notes payable	54,964	54,899
Note Payable	19,199	21,736
Derivative liabilities, at fair value	109,508	40,403
Management fees payable	243	566
Dividends payable	—	6,493
Accounts payable and accrued expenses	11,714	8,439
Other liabilities	31,087	39,732
Junior subordinated deferrable interest debentures held by trust that issued trust preferred securities ($8,375 and $0 at fair value, respectively)	8,375	50,000
Liabilities held for sale	153	149,869

Total liabilities	1,184,535	1,855,820

Commitments and contingencies	—	—
Minority interest	(21)	663
Stockholders’ Equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2008 and December 31, 2007, respectively	—	—
Common stock par value $.01 per share; 100,000,000 shares authorized, 30,823,200 and 30,920,225 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	308	309
Additional paid-in-capital	423,046	422,275
Accumulated other comprehensive loss	(37,826)	(106,406)
Accumulated deficit	(167,099)	(103,362)

Total stockholders’ equity	218,429	212,816

Total liabilities and stockholders’ equity	$1,402,943	$2,069,299

The accompanying notes are an integral part of these financial statements.

Realty Finance Corporation

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006
Revenues
Investment income	$100,522	$129,416	$64,631
Property operating income	4,439	4,005	3,076
Other income	976	4,609	3,322

Total revenues	105,937	138,030	71,029

Expenses
Interest expense	82,036	92,157	40,546
Management fees	5,059	7,695	6,515
Property operating expenses	3,270	2,662	1,685
Other general and administrative (including $770, $1,292 and $3,867, respectively, of stock-based compensation)	16,478	9,351	10,404
Depreciation and amortization	1,121	1,398	529
Provision for loan losses	126,504	19,650	—
Loss on impairment of assets	5,966	7,764	—

Total expenses	240,434	140,677	59,679

Gain (loss) on sale of investment	(2,021)	(500)	258
Gain (loss) on financial instruments	20,834	(1,668)	3,634

Income (loss) from continuing operations before equity in net loss of unconsolidated joint ventures, minority interest and discontinued operations	(115,684)	(4,815)	15,242
Equity in net loss of unconsolidated joint ventures	(39,863)	(5,721)	(453)

Income (loss) before minority interest and discontinued operations	(155,547)	(10,536)	14,789
Minority interest	(689)	(132)	(75)

Income (loss) from continuing operations	(154,858)	(10,404)	14,864

Discontinued Operations:
Operating results from discontinued operations	(2,896)	(5,633)	(1,121)
Loss on impairment of assets held for sale	(6,057)	(54,729)	—
Gain on sale of investment	6,780	—	—

Loss from discontinued operations	(2,173)	(60,362)	(1,121)

Net income (loss)	$(157,031)	$(70,766)	$13,743

Weighted-average shares outstanding:
Basic weighted average common shares outstanding	30,553	30,287	22,688

Diluted weighted average common shares and common share equivalents outstanding	30,553	30,287	22,837

Basic earnings per share:
Income (loss) from continuing operations	$(5.07)	$(0.34)	$0.66
Loss from discontinued operations	(0.07)	(1.99)	(0.05)

Net income (loss)	$(5.14)	$(2.33)	$0.61

Diluted earnings per share:
Income (loss) from continuing operations	$(5.07)	$(0.34)	$0.65
Loss from discontinued operations	(0.07)	(1.99)	(0.05)

Net income (loss)	$(5.14)	(2.33)	0.60

Dividends per common share	$0.30	$0.80	$0.82

The accompanying notes are an integral part of these financial statements.

Realty Finance Corporation

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Amounts in thousands, except per share and share data)

	Common Stock		Additional	Accumulated	Accumulated Deficit	Total	Comprehensive Income (loss)
	Shares	Par Value	Paid- In-Capital	Other Comprehensive
Balance at December 31, 2005	20,567,755	$206	$284,029	$(1,748)	$(2,856)	$279,631	$(696)
Issuance of restricted shares of common stock	134,000	1	—	—	—	1	—
Net proceeds from common stock offering	9,945,020	99	133,090	—	—	133,189	—
Stock-based compensation	—	—	3,867	—	—	3,867	—
Net income					13,743	13,743	13,743
Net unrealized gain on CMBS				5,959		5,959	5,959
Net unrealized loss on derivative instruments				(5,680)		(5,680)	(5,680)
Cash dividends declared or paid					(18,840)	(18,840)
Forfeitures of common stock awards	(45,633)	—	—	—	—	—	—

Balance at December 31, 2006	30,601,142	306	420,986	(1,469)	(7,953)	411,870	14,022
Issuance of restricted shares of common stock	357,700	3	(3)	—	—	—	—
Stock-based compensation	—	—	1,292	—	—	1,292	—
Net loss					(70,766)	(70,766)	(70,766)
Net unrealized loss on CMBS				(64,775)		(64,775)	(64,775)
Net unrealized loss on derivative instruments				(40,162)		(40,162)	(40,162)
Cash dividends declared or paid					(24,643)	(24,643)
Forfeitures of common stock awards	(38,617)	—	—	—	—	—	—

Balance at December 31, 2007	30,920,225	309	422,275	(106,406)	(103,362)	212,816	(175,703)
Cumulative effect of the adoption of SFAS 159				61,231	102,563	163,794
Stock-based compensation			770			770
Net loss					(157,031)	(157,031)	(157,031)
Amortization of unrealized loss on derivatives				7,349		7,349	7,349
Cash dividends declared or paid					(9,269)	(9,269)
Forfeitures of common stock awards	(97,025)	(1)	1

Balance at December 31, 2008	30,823,200	$308	$423,046	$(37,826)	$(167,099)	$218,429	$(149,682)

The accompanying notes are an integral part of these financial statements.

Realty Finance Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006
Operating Activities
Net income (loss)	$(157,031)	$(70,766)	$13,743
Loss from discontinued operations	2,173	60,362	1,121
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net loss of unconsolidated joint ventures	39,863	5,665	453
Premium (discount) amortization, net	2,793	(413)	1,200
Other amortization	3,871	2,963	757
Depreciation	1,098	915	529
Stock-based compensation	770	1,292	3,867
Loss on impairment of assets	5,966	7,764	—
Provision for loan losses	126,504	19,650	—
Realized (gain) loss on sale of investment	2,021	500	(258)
(Gain) loss on financial instruments	(20,834)	1,668	(3,634)
Changes in operating assets and liabilities:
Restricted cash	104	551	(151)
Accrued interest	2,596	(3,858)	(3,204)
Other assets	724	3,862	(4,927)
Management fees payable	(304)	(148)	227
Accounts payable and accrued expenses	4,637	5,002	518
Other liabilities	(317)	738	(1,742)

Net cash provided by operating activities, continuing operations	14,634	35,747	8,499
Net cash used in operating activities, discontinued operations	(1,986)	(6,340)	(574)

Net cash provided by operating activities	12,648	29,407	7,925

Investing Activities
Purchase of CMBS	—	(91,238)	(140,210)
Repayment of CMBS principal	301	10,095	2,022
Proceeds from sale of CMBS	—	4,085	4,807
Origination and purchase of loans	(14,929)	(673,341)	(854,491)
Repayment of loan principal	44,539	205,435	165,153
Proceeds from sale of loans	25,979	116,715	44,642
Real estate acquisition	(56)	(1,043)	(34,747)
Investment in unconsolidated joint ventures	(644)	(17,763)	(41,499)
Distributions from unconsolidated joint ventures	2,574	—	—
Cash and cash equivalents from acquired investments	32	73	—
Restricted cash	66,257	(81,891)	(47,812)
Other liabilities	(8,881)	(7,920)	42,982

Net cash provided by (used in) investing activities, continuing operations	115,172	(536,793)	(859,153)
Net cash provided by (used in) investing activities, discontinued operations	8,691	(5,297)	(1,038)

Net cash provided by (used in) investing activities	123,863	(542,090)	(860,191)

Financing Activities
Proceeds from issuance of common stock, net of offering costs	—	—	133,190
Proceeds from issuance of CDOs	22,200	831,000	508,500
Proceeds from borrowings under repurchase agreements	—	481,194	869,973
Repayments of borrowings under repurchase agreements	(144,183)	(770,449)	(741,360)
Proceeds from issuance of trust preferred securities	—	—	50,000
Proceeds from mortgage loans	138	2,741	26,583
Proceeds from note payable	—	23,000	—
Repayments of note payable	(2,537)	(1,264)	—
Proceeds from settlement of derivatives	—	—	6,501
Payments from settlement of derivatives	(1,973)	(9,525)	—
Deferred financing and acquisition costs paid	(780)	(15,417)	(10,649)
Restricted cash	4,251	3,999	(8,250)
Minority interest	(684)	(150)	376
Dividends paid to common stockholders	(15,763)	(23,964)	(15,699)

Net cash provided by (used in) financing activities, continuing operations	(139,331)	521,165	819,165
Net cash provided by (used in) financing activities, discontinued operations	—	—	1,657
Net cash provided by (used in) financing activities	(139,331)	521,165	820,822

Net increase (decrease) in cash and cash equivalents	(2,820)	8,482	(31,444)
Cash and cash equivalents at beginning of period	25,954	17,933	49,377

Cash and cash equivalents at end of period	23,134	26,415	17,933
Less: cash and cash equivalents from discontinued operations at end of period	1	461	—

Cash and cash equivalents from continuing operations at end of period	$23,133	$25,954	$17,933

Supplemental cash flow disclosures
Interest paid	$81,968	$87,855	$41,486
Income taxes paid	$—	$—	$—
Interest capitalized	$—	$1,163	$494
Foreclosed assets assumed	$7,378	$203,142	$—
Foreclosed liabilities assumed	$518	$151,542	$—

The accompanying notes are an integral part of these financial statements.

Realty Finance Corporation

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2008

NOTE 1—ORGANIZATION

Realty Finance Corporation, formerly known as CBRE Realty Finance, Inc. was organized as a commercial real estate specialty finance company focused on originating and acquiring whole loans, bridge loans, subordinate interests in whole loans, or B Notes, commercial mortgage-backed securities (“CMBS”), and mezzanine loans, primarily in the United States. Unless the context requires otherwise, all references to “we,” “our,” and “us” in this annual report on Form 10-K mean Realty Finance Corporation, a Maryland corporation, our wholly-owned and majority-owned subsidiaries and our ownership in joint venture assets. As of December 31, 2008, we also own interests in seven joint venture assets, two of which are consolidated in the consolidated financial statements. We commenced operations on June 9, 2005. We are a holding company and conduct our business through wholly-owned or majority-owned subsidiaries.

Historically, we have been externally managed and advised by CBRE Realty Finance Management, LLC, our Manager, an indirect subsidiary of CB Richard Ellis Group, Inc., or CBRE, and a direct subsidiary of CBRE Melody & Company, or CBRE|Melody. As of December 31, 2008, CBRE|Melody also owned an approximately 4.5% interest in the outstanding shares of our common stock. In addition, certain of our executive officers and directors owned an approximately 2.5% interest in the outstanding shares of our common stock. The management agreement expired by its terms on December 31, 2008. The expiration of the management agreement ended our affiliation with CBRE and its affiliates. As a result, subsequent to December 31, 2008, we have internalized the operations historically performed by our Manager into our company through the direct hiring of the employees previously employed by our Manager and replacing other functions previously performed or facilitated by CBRE|Melody such as payroll and other back office functions and obtaining standalone insurance coverage. As a result of the termination of the management agreement, we will no longer pay any management fees. However, such fees will generally be replaced by costs that had historically been absorbed by our Manager, primarily compensation and benefit costs. No fees were paid by us in connection with the expiration of the management agreement.

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

As of December 31, 2008, the net carrying value of investments held by us was approximately $1,234,584, including origination costs and fees and net of repayments and sales of partial interests in loans and CMBS, with a weighted average spread to 30-day LIBOR of 311 basis points for our floating rate investments and a weighted average yield of 7.13% for our fixed rate investments.

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends, fund debt service and for other general corporate purposes. On December 31, 2008, we had approximately $23.1 million of unrestricted cash and cash equivalents. We have long-term financing for 100% of our encumbered portfolio in place through our existing CDOs and mortgage loans. Our primary sources of funds for short-term liquidity requirements, including working capital, distributions, if any, debt service and additional investments, if any, consist of (i) cash flow from operations; (ii) proceeds from our existing collateralized debt obligations, or CDOs; (iii) proceeds from principal and interest payments on our unencumbered investments; (iv) proceeds from potential loan and asset sales; and, to a lesser extent; (v) new financings or additional securitization or CDO offerings and (vi) proceeds from additional common or preferred equity offerings. We believe these sources of funds will be sufficient to meet our short-term liquidity requirements.

Due to continued market turbulence, we do not anticipate having the ability in the near term to access equity capital through public or private markets or debt capital through warehouse lines, new CDO issuances, or new trust preferred issuances. We continue to explore equity and other capital raising options as well as other strategic alternatives as they present themselves; however, in the event we are not able to successfully secure financing, we will rely on existing cash on hand, cash flows from operations, principal payments on our investments, and proceeds from asset and loan sales if any, to satisfy these requirements. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds therefrom or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations and ability to make distributions to our stockholders.

        Our current and future borrowings may require us, among other restrictive covenants, to keep uninvested cash on hand, to maintain a certain portion of our assets free from liens and to secure such borrowings with our assets. These conditions could limit our ability to do further borrowings. If we are unable to make required payments under such borrowings, breach any representation or warranty in any loan document or violate any covenant contained in a loan document, our lenders may accelerate the maturity of our debt or require us to pledge more collateral. If we are unable to pay off our borrowings in such a situation, (i) we may need to prematurely sell the assets securing such debt, (ii) the lenders could accelerate the debt and foreclose on our assets that are pledged as collateral to such lenders, (iii) such lenders could force us into bankruptcy, (iv) such lenders could force us to take other actions to protect the value of their collateral and (v) our other debt financings could become immediately due and payable. Any such event would have a material adverse effect on our liquidity, the value of our common stock and the ability to make distributions to our stockholders.

The majority of our investments are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain interest coverage and asset overcollateralization covenants that must be met in order for us to receive such payments. If we fail our interest coverage or asset overcollateralization covenants in either of our CDOs, all cash flows from the CDO (including interest on the bonds we own, distribution of our common and preferred equity and our subordinate management fees) would be diverted to repay principal and interest on the outstanding CDO bonds and we would not receive any residual payments until the CDO was back in compliance with such tests. We were in compliance with all such covenants as of December 31, 2008. In the event of a breach of our CDO covenants that we could not cure in the near term, we would be required to fund interest on trust preferred securities and other expenses (including compensation expenses) through (i) cash on hand, (ii) income from any CDO not in default, (iii) sale of unencumbered assets or (iv) accessing debt or equity capital markets, if available. We have the ability to cure defaults, which would resume normal payments to us, by purchasing non-performing loans out of our CDOs. However, we may not have sufficient liquidity available to do so at such time. In some cases, collateral may be continuing to pay interest but may be considered a defaulted interest for the purpose of the covenant calculations, such as our CMBS in our 2006 CDO, or CDO I, which are considered defaulted interests for the purpose of covenant calculation if any rating agency downgrade occurs. To the extent noncompliance continues for an extended period of time, our ability to continue as a going concern may be jeopardized. At December 31 2008, our most restrictive covenants on our CDOs had an interest coverage ratio of 2.21x and 1.22x for CDO I and CDO II, respectively, compared to minimum requirements of 1.21x and 1.09x. At December 31, 2008, our most restrictive covenants on our CDOs had an asset overcollateralization ratio of 1.15x and 1.10x for CDO I and our 2007 CDO, or CDO II, respectively, compared to minimum requirements of 1.12x and 1.10x. If we experience an additional $15,050 or $500 in reductions of collateral in CDO I or CDO II, respectively, due to further investment losses or other factors, we will fail the overcollateralization test for the respective CDO.

On February 25, 2009, we were notified by the CDO I trustee that we failed the overcollateralization test for CDO I on the February 25, 2009 payment date and, as a result, future net cash flows from CDO I, including approximately $488,000 due on the February 25, 2009 payment date, will be diverted to pay down principal of senior bond holders rather than being paid to us until such time the covenant is back in compliance, if ever. As of February 27, 2009, CDO II was in compliance with the overcollateralization test, however, if an additional $.5 million in defaults occur, CDO II will also breach the overcollateralization covenant. Management believes it is likely that CDO II will fail the overcollateralization test at some point in 2009, which will result in the cash flows of CDO II being diverted to pay down principal of senior bond holders, eliminating residual cash inflows paid to us. With both CDOs out of compliance with overcollateralization covenants, we will have minimal incoming cash flows from our primary business and there is no assurance when or if we will be able to regain compliance with these covenants. As discussed further in Note 14, the breach of the overcollateralization covenant in either CDO provides MBIA Insurance Corporation, or MBIA, the controlling class of CDO II bondholders, the ability to terminate the existing collateral management agreement, as amended, and to remove us as the collateral manager of CDO II. We have incurred significant losses since our inception and may incur additional losses in the future as we continue to navigate the difficult issues in the credit and real estate markets. With minimal incoming cash flows, management’s plans to fulfill short-term capital requirements include (i) use of $23.1 million of cash on hand as of December 31, 2008 to fund operating expenses, (ii) senior collateral management fees, (iii) reduction in administrative costs, as a result of becoming a non-reporting company, (iv) reduction in employee headcount, and (v) sale of our unencumbered 1515 Market Street LLC joint venture interest, if possible under current market conditions.

We have incurred significant losses since our inception, may incur additional losses in the future as we continue to navigate the difficult issues in the credit and real estate markets and expect minimal incoming cash flows from our CDOs. We believe our $23.1 million of cash on hand as of December 31, 2008 and a combination of our ability to collect senior collateral management fees, and reduce administrative costs, as a result of becoming a non-reporting company, reduce employee headcount, and potential sales of our joint venture interests, if possible under current market conditions, will be sufficient to meet our liquidity requirements for at least the next 12 months. We continue to seek and explore partnerships and new business opportunities; however, there is no assurance that such partnerships or business opportunities will be available on favorable terms or at all.

NOTE 2—BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us or entities which are variable interest entities (“VIE”) in which we are the primary beneficiary under Financial Accounting Standards Board, or FASB, Interpretation No. 46R “Consolidation of Variable Interest Entities”, or FIN 46R. All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions. Significant estimates in the consolidated financial statements include the valuation of our commercial mortgage backed securities, valuation of our CDOs, valuation of our junior subordinated debentures, valuation of derivatives, estimation of loan loss reserves and estimation of impairment of long-lived assets.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash consists of tax and insurance escrows, margin amounts on derivative positions, cash held by the trustee of our CDOs transaction and leasehold improvement reserves held on behalf of certain borrowers.

Loans and Other Lending Investments

Loans held for investment are intended to be held to maturity and, accordingly, are carried at amortized cost, including unamortized loan origination costs and fees, and net of repayments and sales of partial interests in loans, unless such loan or investment are deemed to be impaired. At such time as we invest in real estate loans, we determine whether such investment should be accounted for as a loan, real estate investment, or equity method joint venture in accordance with AICPA Practice Bulletin No. 1 on acquisition, development, and construction (ADC) arrangements.

We evaluate our assets on a regular basis to determine if they continue to satisfy our investment criteria. Subject to certain restrictions applicable to REITs and to maintain our exclusion from regulation as an investment company, we may sell investments opportunistically and use the proceeds of any such sales for debt reduction, additional acquisitions or working capital purposes.

Variable Interest Entities

        In December 2003, the FASB issued FIN 46R as a modification of Interpretation No. 46 “Consolidation of Variable Interest Entities”, or FIN 46. FIN 46R, which became effective in the first quarter of 2004, clarified the methodology for determining whether an entity is a Variable Interest Entity, or VIE and the methodology for assessing who is the primary beneficiary of a VIE. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. If an entity is determined to be a VIE, it must be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. Generally, expected losses and expected residual returns are the expected negative and positive variability, respectively, in the fair value of the variable interest entities’ net assets.

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

We have evaluated our investments in CMBS, loans and other lending investments, and joint venture interests to determine whether they are variable interests in VIEs. For each of the investments, we have evaluated the sufficiency of the entities’ equity investment at risk to absorb expected losses, and whether as a group, the equity has the characteristics of a controlling financial interest.

FIN 46R has certain scope exceptions, one of which provides that an enterprise that holds a variable interest in a qualifying special-purpose entity (“QSPE”) does not consolidate that entity unless that enterprise has unilateral ability to cause the entity to liquidate. Statement on Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, or SFAS 140, provides the requirements for an entity to be considered a QSPE. To maintain the QSPE exception, the entity must continue to meet the QSPE criteria both initially and in subsequent periods. An entity’s QSPE status can be impacted in future periods by activities by its transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent our CMBS investments were issued by an entity that meets the requirements to be considered a QSPE, we record the investments at purchase price paid. To the extent the underlying entities are not QSPEs, we follow the guidance set forth in FIN 46R as the entities would be considered VIEs.

We have analyzed the governing pooling and servicing agreements for each of its CMBS investments and believe that the terms are industry standard and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as discussed above, as well as varying and evolving interpretations of the QSPE criteria under SFAS 140. Additionally, the standard setters continue to review the FIN 46R provisions related to the computations used to determine the primary beneficiary of a VIE.

We have identified one mezzanine loan as a variable interest in a VIE and have determined that we are not the primary beneficiary of this VIE and as such the VIE should not be consolidated in our consolidated financial statements. The loan is for a mixed use development project. Our maximum exposure to loss would not exceed the carrying amount of this investment of $0.

Our maximum exposure to loss as a result of our investments in these VIEs was $54,620 and $278,964 as of December 31, 2008 and 2007, respectively.

The financing structures, including loans and other lending investments, that we offer to borrowers on certain of its loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46R. Management has evaluated these entities and has concluded that none of them are VIEs that are subject to consolidation under FIN 46R.

We have determined that two of our joint venture investments are VIEs in which we are deemed to be the primary beneficiary and under FIN 46R have consolidated these investments. The primary effect of the consolidation is that we reflect the real estate assets, mortgage loan payable, property operating revenue, and property operating expenses related to these entities in our consolidated financial statements.

Commercial Mortgage-Backed Securities (“CMBS”)

CMBS are classified as trading securities as of December 31, 2008, in connection with the adoption of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS 159, discussed further below, and available-for-sale securities at December 31, 2007 and are carried on our balance sheet at fair value. Prior to the adoption of SFAS 159 on January 1, 2008, when CMBS were classified as available for sale, in accordance with Statement of Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115, and Emerging Issues Task Force Issue 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” or EITF 99-20, we assessed whether unrealized losses on securities, if any, reflect a decline in value which was other than temporary and, accordingly, wrote the impaired security down to its value through earnings. For example, a decline in value is deemed to be other than temporary if it is probable that we will be unable to collect all amounts due according to the contractual terms of a security which was not impaired at acquisition. Temporary declines in value generally result from changes in market factors, such as market interest rates, or from certain macroeconomic events, including market disruptions and supply changes, which do not directly impact our ability to collect amounts contractually due. Additionally, for an impairment to be temporary, we must demonstrate the intent and ability to hold the investments through at least their anticipated recovery period. Significant judgment is required in this analysis. No such write-downs were made through December 31, 2007.

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

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $1,098, 915 and 529, respectively.

Impairment of Long-Lived Assets

        We evaluate potential impairments of long-lived assets, including assets held for development and real estate, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS 144. SFAS 144 establishes procedures for the review of recoverability and measurement of impairment, if necessary, of long-lived assets held and used by an entity. SFAS 144 requires that assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We would be required to recognize an impairment loss if the carrying amount of long-lived assets is not recoverable based on their undiscounted cash flows. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to impairment losses that could be material to the results of operations.

In the third quarter of 2008, management made a decision to market the Springhouse property for sale, resulting in classification of assets and liabilities as “held for sale” as of December 31, 2008 and results from operations classified as “discontinued operations” for all periods presented. Based on management’s commitment to sell the property and the resulting held for sale classification, we have recorded the long-lived assets of Springhouse at estimated fair value less costs to sell, which resulted in an impairment loss of $6,057 for the year ended December 31, 2008.

In the third quarter of 2008, management made a decision to no longer fund operating deficits at the Loch Raven property based on (i) the property’s current and forecasted operating performance, (ii) lack of liquidity in the credit markets that make refinancing more difficult, (iii) declines and expected declines in commercial real estate valuations and (iv) the general expectation of a prolonged economic slow down that would adversely impact the performance and value of the property. The decision to no longer fund operating deficits put us in default with the non-recourse first mortgage on the property, which will likely result in the senior lender foreclosing on our position. Management determined that the change in strategy indicated that the carrying amount of Loch Raven long-lived assets may not be fully recoverable. Based on our current estimate of undiscounted cash flows over the expected life of the investment, we determined that the carrying value of the Loch Raven long-lived assets was not fully recoverable. As a result of this assessment, we recorded an impairment loss of $5,966 for the year ended December 31, 2008 based on the difference between the carrying value of the long-lived assets and their estimated fair value.

Revenue Recognition

Interest income on loan investments is recognized over the life of the investment using the effective interest method. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration.

Income recognition is suspended for debt investments when receipt of income is not reasonably assured at the earlier of (i) management determining the borrower is incapable of curing, or has ceased efforts towards curing the cause of a default; (ii) the loan becoming 90 days delinquent; or (iii) the loan having a maturity default. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. While income recognition is suspended, interest income is recognized only upon actual receipt.

Interest income on CMBS is recognized using the effective interest method as required by EITF 99-20. Under EITF 99-20 management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and the purchase price. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing of and magnitude of credit losses on the mortgage loans underlying the securities have to be estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and the amount of interest income recognized.

Impairment of Loans

We periodically evaluate loans for possible impairment. Loans and other investments are considered impaired, for financial reporting purposes, when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the original agreement, or, for loans acquired at a discount for credit quality when it is deemed probable that we will be unable to collect as anticipated.

The provision for loan losses represents the increase in the allowance for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience, estimated fair market value of underlying collateral and other factors.

A summary of the change in the provision for loan losses for the years ended December 31, 2008 and 2007 is as follows:

Loan loss reserve at December 31, 2006	$—
Increase in loan loss reserves	19,650

Loan loss reserve at December 31, 2007	19,650
Increases in loan loss reserves	126,504
Realized losses	(5,089)

Loan loss reserve at December 31, 2008	$141,065

Fair Value of Financial Instruments

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159. SFAS 159 permits entities to elect to measure many financial instruments at fair value. We elected the fair value option under SFAS 159 for all CMBS with a rating below AAA at the date of acquisition, all CDO bonds with a rating below AAA at the date of issuance and $50 million of our junior subordinated debentures in order to more appropriately reflect the operations of our business which is investing in commercial real estate financial assets and to match fund those investments through securitized debt financing instruments. We typically hold all assets and liabilities to maturity and we believe recording certain assets and corresponding liabilities at fair value provides a more accurate reflection of our book value under generally accepted accounting principles. Our financial assets primarily include loans and CMBS. Our loans are recorded on the balance sheet at historical cost, net of loan loss reserves, and CMBS are recorded at fair value, giving an appropriate depiction of changes in fair value throughout the holding periods. In addition, compared to our CMBS, CDO bonds and junior subordinated debentures, our loans have significantly shorter terms, are unique in nature and lack an open market, thus ascertaining and recording an estimate of fair value will not be reflective of the distinct nature of these loans. To adequately match the changes in fair value of our assets that are recorded at fair value, where there is often significant volatility due to company specific circumstances as well as external market factors, we believe it is preferable to also reflect changes in the fair value of the corresponding liabilities for CDO bonds and junior subordinated debentures. Since our senior AAA rated CDO bonds are less volatile in nature, similar to our loans which are not recorded at fair value, we did not elect the fair value option for our senior CDO bonds that were AAA rated at the date of issuance in order to more appropriately match these instruments with our loans. Similarly, we have not elected the fair value option on CMBS securities that have AAA rating at the date of acquisition. To address matching on the statement of operations, we elected the fair value option on CMBS with a rating below AAA since the changes in fair value of these instruments generally correlate with the change in fair value of our CDO bonds and junior subordinated debentures, therefore we believe it is most representative to reflect changes in fair value of all of these instruments through the statement of operations. While we did not elect to adopt SFAS 159 for derivative instruments, because CDOs are recorded at fair value, all interest rate swaps outstanding at January 1, 2008 no longer qualify for hedge accounting and subsequent changes in fair value are recorded as a component of income from continuing operations.

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

CMBS

Our primary basis for estimating fair values for CMBS is using indicative prices from third parties that actively participate in the CMBS market. We receive non-binding quotes from established financial institutions, which may range from one to four quotes for each investment, and select a fair value using the quotes received based on a methodology that is applied on a consistent basis each reporting period. These quotations are subject to significant variability based on market conditions, such as interest rates, liquidity, trading activity and credit spreads. We generally do not adjust values from broker quotes received. In the event we are unable to obtain any quotes from market participants or if in our judgment we believe quotes received are inaccurate, we estimate fair value using internal models that consider, among other things, the CMBX index, expected cash flows, known and expected defaults and rating agency reports. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in the recorded amount of our investment. As of December 31, 2008 and 2007 $4,304 and $0 CMBS investments were valued using internal models, respectively. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations. As the severe dislocation in the real estate and credit markets continues and worsens, resulting in illiquidity, our estimates of fair value will continue to have significant volatility. Since there are no active markets for our CMBS investments, we classify the investment as Level 3 under the SFAS 157 fair value hierarchy.

CDO Bonds and Junior Subordinated Debentures

Estimated fair values for CDO bonds and junior subordinated debentures are based on independent valuations. Currently, there is not an active market for our CDO bonds or our junior subordinated debentures and the independent appraiser estimates fair value using valuation models that consider, among other things, (i) anticipated cash flows (ii) current market credit spreads, such as CMBX, (iii) known and anticipated credit issues of underlying collateral (iv) term and reinvestment period and (v) market transactions of similar securities. When available, management will compare fair values estimated by the independent appraiser to third party quotes and transactions of identical or similar securities, however, such information is not available on a consistent basis. Estimates of fair value are subject to significant variability based on market conditions, such as interest rates and credit spreads. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in the recorded amount of our fair value. Significant judgment is involved in valuations and different judgments and assumptions used in management’s valuation could result in different valuations.

During the year ended December 31, 2008, the CMBS and CDO markets experienced widening of credit spreads, resulting in a decrease in the fair value of our liabilities related to CDO bonds and our junior subordinated debentures, resulting in unrealized gains of $260,993 and $18,080, respectively, for the year ended December 31, 2008. The decreases in value are due primarily to increases in market credit spreads and increases in expected default rate assumptions resulting from an increase in the amount of our non-performing loans and watch list assets that are collateral for our CDO bonds. During the year ended December 31, 2008, the average spread for the AA CMBX.3 index increased from 256 basis points at December 31, 2007 to 1,837 basis points at December 31, 2008.

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

Springhouse and Loch Raven Long-Lived Assets

In estimating the fair value of long-lived assets for Springhouse and Loch Raven used to calculate impairment losses, we considered a variety of factors, including (i) discussion with local brokers and possible buyers of the property, (ii) status of current credit markets, (iii) ability to finance the properties and (iv) recent independent third party appraisals. Given the recent state of the credit and capital markets and uncertainty in the commercial real estate markets, estimated fair value is a significant estimate. The ultimate value realized upon a sale of these assets could be less than our current estimate of fair value, due to use of different market assumptions, lack of liquidity in the credit markets, further declines in the value of commercial real estate, insufficient time to market the property for sale, insufficient time or inability to refinance the property and other factors, which could result in differences from our estimates and those differences could be significant.

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

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements and the amortization is reflected in interest expense. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close, are expensed in the period in which it is determined that the financing will not close. These costs are included in other assets at December 31, 2008 and 2007.

As a result of the adoption of SFAS 159 on CDO notes payable and junior subordinated debentures, the Company recorded a charge against cumulative earnings for unamortized deferred financing costs related to such notes payable as of January 1, 2008 and any future costs will be expensed as incurred.

Borrowings

We financed the acquisition of our investments, including loans and CMBS, primarily through the use of secured borrowings in the form of repurchase agreements, warehouse facilities, junior subordinated debentures and other structured debt. We recognize interest expense on all borrowings on an accrual basis.

Manager Compensation

The former management agreement between us and the Manager (the “Management Agreement”) provided for the payment of a base management fee to the Manager and an incentive fee if our financial performance exceeded certain benchmarks. The base management fee and the incentive fee were accrued and expensed during the period for which they are calculated and earned. See Note 14 for further discussion of the specific terms of the computation and payment of the base management fee and the incentive fee.

Derivative Instruments

We recognize all derivatives on the balance sheet at fair value. While we did not elect to adopt SFAS 159 for derivative instruments, because CDOs are recorded at fair value, all interest rate swaps outstanding at January 1, 2008 no longer qualify for hedge accounting and subsequent changes in fair value are recorded as a component of income from continuing operations. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability. Prior to January 1, 2008, to the extent hedges were effective, a corresponding amount, adjusted for swap payments, was recorded in accumulated other comprehensive income within stockholders’ equity. Amounts were then reclassified from accumulated other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affected earnings. Ineffectiveness, if any, was recorded in the income statement. We periodically reviewed the effectiveness of each hedging transaction, which involved estimating future cash flows, at least quarterly. Fair values of derivatives are subject to significant variability based on changes in interest rates. The results of such variability could be a significant increase or decrease in our derivative assets, derivative liabilities, book equity, and/or earnings.

Income Taxes

We have elected to qualify to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable year ended December 31, 2005. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary REIT taxable income to stockholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to U.S. federal income taxes on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. Management believes that we will be organized and will operate in such a manner as to qualify for treatment as a REIT; however, we may be subject to certain state and local taxes.

One of our wholly-owned subsidiaries, RFC TRS, Inc. (“TRS”), is intended to be taxed as a corporation. We account for income taxes related to TRS in accordance with the provisions of Statement of Financial Standards No. 109, “Accounting for Income Taxes.”, or SFAS 109. Under SFAS 109, we account for income taxes using the asset and liability method. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to its interest in TRS. Deferred income tax assets and liabilities are computed based on temporary differences between the financial statement and income tax bases of assets and liabilities that existed on the balance sheet date. As of December 31, 2008, TRS has net operating loss carry forward for U.S. federal income tax purposes of approximately $76,299 ($62,319, $12,496, $818 and $666 for the tax periods ended December 31, 2008, 2007, 2006 and 2005, respectively, which are available to offset future taxable income, if any, through 2025 and 2028, respectively).

The characterization of the distributions paid to our common stockholders in 2008 was 16.4% ordinary income and 83.6% return of capital. The characterization of distributions paid to our common stockholders in 2007 and 2006 was 100% ordinary income.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We adopted FIN 48 effective January 1, 2007 and it had no material effect on our financial statements. Upon adoption of FIN 48, we elected an accounting policy to classify accrued interest and penalties related to unrecognized tax benefits in our income tax provision. We have no accrued interest and penalties recorded as of December 31, 2008.

Comprehensive Income (Loss)

Comprehensive income (loss) is recorded in accordance with the provisions of Statement on Financial Standards No. 130, “Reporting Comprehensive Income”, or SFAS 130. SFAS 130 establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income (loss), is comprised of net income, as presented in the consolidated statements of operations, adjusted for changes in unrealized gains or losses on available for sale securities and changes in the fair value of derivative financial instruments accounted for as cash flow hedges. The reconciliation of the components of accumulated other comprehensive loss is as follows:

	Unrealized Gain (Loss) on Commercial Mortgage Backed Securities	Unrealized Gain (Loss) Gain on Derivatives	Total
Balance as of December 31, 2005	$(2,415)	$667	$(1,748)
Net unrealized gain on commercial mortgage backed securities	5,959	—	5,959
Net unrealized loss on derivative instruments	—	(5,680)	(5,680)

Balance as of December 31, 2006	$3,544	$(5,013)	$(1,469)
Net unrealized loss on commercial mortgage backed securities	(64,775)	—	(64,775)
Net unrealized loss on derivative instruments	—	(40,162)	(40,162)

Balance as of December 31, 2007	$(61,231)	$(45,175)	$(106,406)
Adoption of SFAS 159	61,231	—	61,231
Amortization of deferred loss on derivatives	—	7,349	7,349

Balance as of December 31, 2008	$—	$(37,826)	$(37,826)

Earnings Per Share

We present both basic and diluted earnings per share, (“EPS”). Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. In accordance with Statement of Accounting Standards No. 128 “Earnings Per Share”, or SFAS 128, certain nonvested restricted shares are not included in the calculation of basic EPS (even though nonvested shares are legally outstanding).

Stock-Based Payment

We have issued restricted shares of common stock and options to purchase common stock (collectively “equity awards”) to our directors, the Manager, employees of the Manager and other related persons of the Manager. We account for stock-based compensation related to these equity awards using the fair value based methodology under Statement of Financial Standards No. 123(R), “Share Based Payment”, or SFAS 123(R) and EITF 96-18 “Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Compensation cost for restricted stock and stock options issued is initially measured at fair value at the grant date, remeasured at subsequent dates to the extent the awards are unvested, and amortized into expense over the vesting period on a straight-line basis.

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations”, or SFAS 141R. SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations and stipulates that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for all transactions entered into on or after January 1, 2009. We anticipate that the adoption of SFAS 141R will only have a significant impact on our financial statements if we enter into a business combination after the adoption date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51”, or SFAS 160. SFAS 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS 160 also provides for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective on January 1, 2009. We do not expect the adoption of SFAS 160 to have a significant impact on our financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133”, or SFAS 161. SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 specifically requires entities to provide enhanced disclosures addressing (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 will be effective for us on January 1, 2009. We do not expect the adoption of SFAS 161 to have a significant impact on our financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, or SFAS 162. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. We do not expect the adoption of SFAS 162 to have a significant impact on our financial statements.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, or FSP 157-3. FSP 157-3 clarifies the application of SFAS 157, which we adopted as of January 1, 2008, in cases where a market is not active. We considered the guidance provided by FSP 157-3 in our determination of estimated fair values as of December 31, 2008 for our CMBS investments, CDO bonds and Junior Subordinated Debentures, and the impact was not significant.

NOTE 4—FAIR VALUE OF FINANCIAL INSTRUMENTS

A summary of the cumulative effect of the adoption of SFAS 159 is as follows:

	Balance at January 1, 2008 prior to Adoption	Increase to Retained Earnings upon Adoption	Balance at January 1, 2008 after Adoption
CDO bonds (below AAA)	$(514,500)	$151,415	$(363,085)
CDO financing fees	10,098	(10,098)	—
Junior subordinated debentures	(50,000)	23,545	(26,455)
Junior subordinated debentures financing fees	1,068	(1,068)	—

Total	$(553,334)	$163,794	$(389,540)

As a result of the adoption of SFAS 159, an adjustment of $163,794 was made to the balance of retained earnings on January 1, 2008. In addition, the $61,231 of unrealized losses related to CMBS securities as of January 1, 2008 was reclassified from accumulated other comprehensive loss to retained earnings.

At December 31, 2008, all of our recurring fair value measurements under SFAS 157 are classified as Level 3 measurements, as earlier defined. A reconciliation of the change in fair value for financial instruments for the year ended December 31, 2008 with unobservable inputs (Level 3) is as follows:

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Loans and other Lending Investments (1)	CMBS	CDO Bonds	Derivatives, net	Junior Subordinated Debentures	Total
Balance at January 1, 2008	$75,129	$236,134	$(363,085)	$(40,278)	$(26,455)	$(118,555)
Issuances, settlements and amortization	(194,035)	(301)	(22,200)	1,972		(214,564)
Increase in loan loss reserve	125,129					125,129
Unrealized gain (loss)		(181,213)	260,993	(68,970)	18,080	28,890
Realized loss				(1,972)		(1,972)

Balance at December 31, 2008	$6,223	$54,620	$(124,292)	$(109,248)	$(8,375)	$(181,072)

(1)	Consists only of our non-performing loans, discussed further in Note 6, which are “collateral dependent” and are therefore valued based on the fair value of the underlying collateral.

During the year ended December 31, 2008, we had non-recurring fair value measurements of the long-lived assets of Springhouse and Loch Raven as a result of impairments of these assets necessitating a fair value measurement. We estimated the fair value of the long-lived asset groups of Springhouse and Loch Raven of $26,200 and $27,811, respectively. Since each property is unique is nature, with no active markets or observable inputs, the fair value estimate for each of these long-lived assets group represents a Level 3 fair value estimate under SFAS 157.

The components of gains and losses on financial instruments recorded in the statement of operations are as follows:

	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006
Unrealized loss on CMBS	$(181,213)	$—	$—
Unrealized loss on derivatives	(68,970)	(1,668)	3,634
Realized loss on derivative	(1,972)
Unrealized gain on CDO bonds (below AAA)	260,993	—	—
Unrealized gain on junior subordinated debentures	18,080	—	—
Amortization of unrealized loss on derivatives	(6,084)	—	—

Total gains (losses) on financial instruments	$20,834	$(1,668)	$3,634

NOTE 5—FORECLOSED ASSETS

Accounting for Foreclosed Assets

On November 11, 2008, we foreclosed on the Granite Center office property located in Schaumburg, Illinois. As a result of the foreclosure, we assumed $7,377 in assets and $518 in liabilities.

During the year ended December 31, 2007, we foreclosed on the Monterey property, a 434-unit condominium conversion project, on May 9, 2007 and took immediate control. We also foreclosed on Rodgers Forge, a 508-unit condominium conversion project, on May 4, 2007 and took control on June 19, 2007 after court ratification awarded us legal control of the property.

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

Impairment of Foreclosed Assets

On November 11, 2008, we foreclosed on the Granite Center office property located in Schaumburg, Illinois after a series of defaults that the borrower was not able to resolve. Management estimated the fair value of net assets assumed in the foreclosure of $6,859, based on (i) a recent independent third party appraisal, (ii) an offer to purchase the property and (iii) management’s assessment of current market conditions. We recorded an impairment of $5,089 on Granite Center for the year ended December 31, 2008, which is included in the provision for loan losses in the consolidated statement of operations.

In May 2007, we foreclosed on our subordinated mortgage on the Rodgers Forge property. Rodgers Forge was an apartment to condominium conversion project that was under development at the time of foreclosure. After taking control and possession of Rodgers Forge, management evaluated which use of the underlying property would, in its estimate, maximize returns to stockholders and performed studies on the cost to complete development efforts and the demand for rental property and completed condominium units. Based on the results of these studies and analysis, management concluded that it believed the highest and best use for the project was both as an apartment and condominium conversion and estimated the fair market value of the development project using a discounted cash flow analysis.

Management’s decision at the time of foreclosure, with construction of the project already underway, was based on a relatively strong market for condominiums at the time. The results of the valuation indicated that the estimated fair market value of the Rodgers Forge property on the date of foreclosure approximated the carrying value of $58,653.

Also in May 2007, we foreclosed on a 100% interest in Montrose Investment Holdings, LLC (“Montrose”) which was held as collateral for one of our mezzanine loans. Montrose had title to the Monterey property, an apartment to condominium conversion project that was under development at the time of foreclosure. At the time of foreclosure, with construction of the project already underway and a relatively strong market for condominiums at the time, management’s belief was that completion of the project as a condominium conversion was the most appropriate course of action at the time. After taking control and possession of the Monterey property, management determined the fair value of the Monterey property based on various factors, including the use of the underlying property that management thought would maximize returns to stockholders, the delay in development activities as a result of a claim by the Montgomery County Housing Authority and studies on the cost to complete development efforts and the demand for completed condominium units and a redeveloped rental property. Based on the results of this analysis, management concluded that it believed the highest and best use of the project was as a condominium conversion and estimated that the fair market value of the net assets received on the date of foreclosure was approximately $133,200, which was less than the carrying value on the date of foreclosure of $141,000. The deficit was driven by various factors, including the delay in development due to the Montgomery County Housing Authority issue and sales efforts on the project, an increase in secured liens assumed by the previous owner and an increase in the estimated costs to complete the project. As a result, we concluded that the foreclosure event triggered an impairment of $7,800 which was recorded in the consolidated statements of income for the year ended December 31, 2007.

During the second half of 2007, there was significant deterioration in the Baltimore area and metropolitan DC area condominium markets as well as a severe dislocation of the capital markets precipitated by the sub prime lending crisis. As a result of these events, management determined that their original business plans to convert the Rodgers Forge and Monterey properties to condominiums were no longer viable and that the properties may be impaired. Based on our estimate of future undiscounted cash flows as apartment properties, the carrying amounts of the Rodgers Forge and Monterey properties were no longer fully recoverable. Impairment losses of $17,700 and $37,000, respectively, on the Rodgers Forge and Monterey properties were determined based on the difference between the carrying values of the assets and their estimated fair market values. The estimated fair market values were based on discounted cash flow projections which assumed the properties are sold when stabilized and are supported by third party offers to purchase the Rodgers Forge property and an independent third party appraisal for the Monterey property.

NOTE 6—DISCONTINUED OPERATIONS

In January 2008, we sold our Rodgers Forge property and in March 2008 we sold our Monterey property. In the third quarter of 2008, we began marketing the Springhouse property for sale and expect a sale to close within one year. The consolidated financial statements reflect the operations, assets and liabilities of our Rodgers Forge, Monterey and Springhouse operations as discontinued under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, for all periods presented.

The following table presents summarized information for our Rodgers Forge, Monterey and Springhouse operations included in historical results:

	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006
Property operating income	$3,872	$5,026	$3,024
Interest expense	(3,391)	(5,001)	(1,635)
Property operating expenses	(2,474)	(4,030)	(1,425)
Depreciation and amortization	(903)	(1,373)	(1,003)
Loss on impairment of asset	(6,057)	(54,729)	—
Loss on financial instruments	—	(255)	(82)
Gain on sale of investments	6,780	—	—

Net loss	$(2,173)	$(60,362)	$(1,121)

The carrying amounts of assets and liabilities of Springhouse as of December 31, 2008 and Rodgers Forge and Monterey as of December 31, 2007 are presented on our balance sheet as “held for sale” under the provisions of SFAS 144, are as follows:

	December 31, 2008	December 31, 2007
Cash and cash equivalents	$1	$461
Restricted cash	130	—
Land, building, improvements and other long-lived assets	25,404	152,232
Other assets	401	1,733

Total assets held for sale	$25,936	$154,426

Accounts payable and accrued liabilities	$42	$9,253
Mortgage payable	—	140,225
Other liabilities	111	391

Total liabilities held for sale	$153	$149,869

NOTE 7—LOANS AND OTHER LENDING INVESTMENTS, NET

The aggregate carrying values allocated by product type and weighted average coupons of our loans and other lending investments as of December 31, 2008 and 2007, were as follows:

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread Over LIBOR (2)
	2008	2007	2008	2007	2008	2007	2008	2007
Whole loans fixed rate(3)	$544,639	$576,493	41%	42%	6.48%	6.49%
Whole loans floating rate(3)	299,294	304,596	23%	22%	—	—	208bps	210bps
Mezzanine loans, fixed rate	62,011	74,751	5%	5%	9.97%	9.53%	—	—
Mezzanine loans, floating rate	185,427	207,547	14%	15%	—	—	474bps	475bps
Subordinate interests in whole loans, fixed rate	85,429	85,319	7%	6%	9.12%	9.12%	—	—
Subordinate interests in whole loans, floating rate	132,998	132,998	10%	10%	—	—	316bps	316bps

Total / Average	1,309,798	1,381,704	100%	100%	7.12%	7.10%	311bps	317bps
Loan loss reserve	(141,065)	(19,650)

Total loans and lending investments, net	$1,168,733	$1,362,054

(1)	Loans and other lending investments are presented after scheduled amortization payments and prepayments, and are gross of premiums, discounts and unamortized fees.
(2)	Benchmark rate is 30-day LIBOR.
(3)	Includes originated whole loans, acquired whole loans and bridge loans.

The carrying value of our loans and other lending investments is gross of premiums, unamortized fees, and discounts of $2,608 and $351 at December 31, 2008 and 2007, respectively.

We have identified one mezzanine loan as of December 31, 2008, as a variable interest in a VIE and have determined that we are not the primary beneficiary of this VIE and as such the VIE should not be consolidated in our financial statements. As of December 31, 2008, our maximum exposure to loss would not exceed the carrying amount of this investment or $0.

As of December 31, 2008, our loans and other lending investments had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value (In thousands)	% of Total
Loans in maturity default	3	$84,953	6%
2009	14	349,371	27%
2010	14	244,169	19%
2011	12	294,041	22%
2012	8	187,245	14%
2013	2	33,737	3%
Thereafter	8	116,282	9%

Total	61	$1,309,798	100%

Weighted average maturity		2.2

For year ended December 31, 2008 and 2007, our investment income from debt investments was generated by the following investment types:

	For the Year Ended December 31, 2008		For the Year Ended December 31, 2007		For the Year Ended December 31, 2006
Investment Type	Investment Income	% of Total	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$50,878	51%	$62,758	48%	$25,294	39%
Mezzanine loans	19,498	19%	26,567	21%	14,822	23%
Subordinate interests in whole loans	12,773	13%	19,514	15%	13,894	22%
CMBS	17,373	17%	20,560	16%	10,584	16%
Miscellaneous	—	—%	17	—%	37	—%

Total	$100,522	100%	$129,416	100%	$64,631	100%

Non-Performing Loans and Watch List Assets

As of December 31, 2008, we had the following watch list and non-performing loans:

Investment Type	Classification	Net Loan Balance(1)	% of Total Assets
Whole Loan	Watch (2)	$10,500	0.7%
Whole Loan	Watch	$47,000	3.3%
Mezzanine Loan	Watch	$18,000	1.3%
B-Note	Non-Performing(4)	$42,830	3.0%
Mezzanine Loan	Non-Performing(4)	$40,000	2.8%
Whole Loan	Non-Performing	$11,000	0.8%
Bridge Loan	Non-Performing(3)	$7,500	0.5%
Mezzanine Loan	Non-Performing	$25,000	1.8%
Bridge Loan	Non-Performing(3)	$2,123	0.2%

Total		$203,953	14.4%

(1)	At December 31, 2008, we had loan loss reserves of $139,690 against these assets out of our total loan loss reserves of $141,065.
(2)	Subsequent to December 31, 2008 this loan became non-performing.
(3)	Investments are with the same sponsor.
(4)	Investments are with the same sponsor.

Watch List Assets

We conduct a quarterly comprehensive credit review, resulting in an individual risk classification being assigned to each asset.

The first watch list asset is a $10,500 whole loan secured by a mixed use industrial and commercial facility located in Windsor, Connecticut. The borrower determined that the primary business occupying the facility was not economically feasible and has engaged a broker to sell the building. In June 2008, we received payment of $2,000 from the borrower, which included a $1,500 reduction of principal to $10,500 and $500 to replenish interest reserves, in exchange for the removal of a personal guaranty. The borrower has since triggered personal recourse pursuant to the exculpation provisions in the loan documents. In November 2008, the interest reserve balance was fully depleted. Management concluded that no loan loss reserve was necessary at this time based on the estimated fair market value of the underlying collateral from a recent third party appraisal. If the borrower is not successful in locating a buyer for the building at an adequate price, or at all, such an adverse event could have an adverse impact on our ability to recover our loan balance. In December 2008, we initiated foreclosure proceedings.

The second watch list asset is a $47,000 whole loan secured by an office building located in San Francisco, California. The building has a below market occupancy rate and does not fully cover debt service obligations, requiring the borrower to contribute significant capital. The loan was current as of December 31, 2008 and January and February 2009 interest payments were received. The loan matured on March 9, 2009 without payment and therefore is in default. If we foreclose on the property, given current market conditions where it is difficult to sell and finance commercial real estate properties at reasonable levels, we may not be able to fully recover the loan balance. Based on the Company’s internal valuation of the collateral, at this time the range of potential losses is between $0 and $11,000.

The third watch list asset is a $18,000 mezzanine loan for a specialty retail development located in Tennessee. Our loan originally matured on December 1, 2008 and the senior construction loan matured on December 24, 2008 and both were extended until January 24, 2009, at which time they went into maturity default. Construction on the project has halted as the lending group and borrower negotiate long-term financing and capitalization for the project. We believe it will be difficult for the borrower to find permanent financing given current credit market conditions. Currently, the project has a construction funding budget deficit that will be required to complete tenant improvements and the borrower is working closely with the lending group to obtain the remaining funding requirements. Based on our consideration of the difficulty under current market conditions of (i) resuming and completing construction, (ii) obtaining additional capital required, (iii) negotiating an extension of the current capital structure at reasonable terms, (iv) obtaining permanent financing for the property and (v) operating an specialty retail property during a prolonged economic downturn that severely impacts leisure travel, we believe there is substantial doubt about our ability to recover our loan balance. Based on these uncertainties and management’s inability to reasonably predict recovery upon restructuring or assumption of the collateral, we recorded a loan loss reserve against the balance of this loan in the fourth quarter of 2008 to reduce the net carrying value to $0.

        Subsequent to December 31, 2008, we added a $31,957 whole loan secured by seven office buildings in Albany, New York and Rochester, New York was added to the watch list. The buildings have been under-performing compared to original underwriting expectations, resulted in the borrower having to fund cash operating deficits. As a result of current and projected operating deficits, management expects it may have to restructure the loan to provide the borrower some relief on interest payments and concluded that a $1,375 reserve was necessary at this time.

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

The $42,830 B-Note investment classified as non-performing had a maturity default on December 1, 2007 and is secured by a class A parcel of land in New York City that is intended to be developed into a mixed use retail and residential site. The B-Note was originally due on October 1, 2007 and was extended for 60 days with the sponsor funding an additional $150,000 of cash equity. Interest on the loan has been paid through December 31, 2007 at the contractual rate. As of December 31, 2008, we have initiated foreclosure proceedings on the collateral of our loan. At the current time, the lending group is conducting an appraisal of the site and, if the appraisal indicates the value of the site does not support our position in the capital structure, we will lose our ability to control foreclosure and voting rights over major decisions. The value of the loan is dependent on several factors that are outside of our control, such as the ultimate use of the project, the timing of completion and negotiations with potential tenants, and adverse events not currently anticipated could have a material impact on the value of the underlying collateral and ultimate realization of our loan balance. Based on our consideration of (i) the current state of the credit and capital markets, (ii) the long duration of the maturity default and (iii) the time and expense associated with foreclosure proceedings, we continue to carry a loan loss reserve against the balance of this loan to reduce the net carrying value to $0.

The $40,000 mezzanine loan had a maturity default on February 9, 2008 and is collateralized by four class A office properties located in New York City. The sponsor of this investment is also the sponsor of the $42,830 B-Note investment discussed above. In April 2008, the borrower and lending group for the properties reached a consensual sale agreement that will allow the properties to be sold in an orderly fashion. The consensual sale agreement expired in January 2009. Based on the negotiated sales prices of three of the four class A office properties prior to the expiration of the agreement, we will not recover any of our loan balance, therefore we continue to carry a loan loss reserve against the balance of this loan to reduce the net carrying value to $0.

The $11,000 whole loan is secured by a mixed use office and industrial facility located in Phoenix, Arizona. The facility has been 100% vacant for greater than two years and interest reserves were fully depleted in April 2008. In November 2008, the borrower notified us that it will no longer be making interest payments and we expect to assume possession of the collateral from the borrower by deed-in-lieu of foreclosure. Management obtained an independent, third party appraisal of the collateral value of this property which indicated that the fair value of the collateral, net of expected selling costs, was less than our historical carrying value and, as a result, we have a loan loss reserve against the balance of this loan to reduce the net carrying value to the estimated net realizable value of $6,223.

The $7,500 bridge loan is secured by development rights to build an office building in the Washington, DC area. The loan matures in April 2009, interest reserves were depleted in April 2008 and subsequent interest payments have been deferred until the maturity date of the loan. The borrower is in the process of completing predevelopment activities and obtaining necessary regulatory approvals to start construction. The borrower is exploring alternative uses of the site, including student housing. At December 31, 2008, based on the continued decline of the credit markets, which we believe makes it very difficult to obtain financing on projects of this nature, combined with the growing concern of a prolonged economic slowdown that is making it more difficult to execute long-term lease commitments, we concluded that the significance of these uncertainties raises substantial doubt about our ability to recover our loan balance. Based on these uncertainties and management’s inability to reasonably predict recovery upon (i) pursuit of a personal guaranty from the borrower or (ii) assumption of the collateral, we continue to carry a loan loss reserve against the balance of this loan to reduce the net carrying value to $0.

The $25,000 mezzanine loan is secured by an interest in an apartment complex in New York City. The borrower notified us in July 2008 that it will cease servicing the debt and has requested significant modifications to the outstanding loans in order to continue its involvement with the property. Management is currently in the process of negotiating with the borrower, however, the ultimate outcome remains uncertain. Given the continued adverse market conditions that have negatively impacted commercial real estate valuations and the ability to refinance and based on our assessment of the current fair value of the underlying collateral, we believe there is significant uncertainty about our ability to recoup our loan balance in the event of sale or foreclosure. As a result, we continue to carry a loan loss reserve against the balance of this loan to reduce the net carrying value to $0.

The $2,123 bridge loan is secured by development rights to build a mixed use office, retail and hotel facility in the Miami, Florida area. The borrower is in the process of obtaining construction financing for the development and completing other predevelopment activities. The loan matured on November 2008 and the borrower has communicated to us that it is unable to repay the loan. At December 31, 2008, based on the continued decline of the credit markets, which we believe makes it very difficult to obtain financing on projects of this nature, combined with the growing concern of a prolonged economic slowdown that is making it more difficult to execute long-term lease commitments, management concluded that the significance of these uncertainties raises substantial doubt about our ability to recover our loan balance. Based on these uncertainties and management’s inability to reasonably predict recovery upon (i) pursuit of a personal guaranty from the sponsor or (ii) assumption of the collateral, we continue to carry a loan loss reserve against the balance of this loan to reduce the net carrying value to $0.

Loan Loss Reserve

As of December 31, 2008 and 2007, our loan loss reserve was $141,065 and $19,650, respectively. Management estimated the loan loss reserve based on consideration of current economic conditions and trends, the intent and wherewithal of the sponsors, the quality and estimated value of the underlying collateral and other factors.

Concentration Risk

At December 31, 2008 and 2007, our loan and other lending investments had the following geographic diversification:

	2008		2007
Region	Carrying Value	% of Total	Carrying Value	% of Total
West	$624,793	48%	$650,173	47%
East	381,074	29%	415,292	30%
South	135,390	10%	131,293	9%
Midwest	90,532	7%	104,799	8%
Nationwide	78,009	6%	80,147	6%

Total	$1,309,798	100%	$1,381,704	100%

At December 31, 2008 and 2007, the underlying collateral of loan and other lending investments consisted of the following property types:

	2008		2007
Region	Carrying Value	% of Total	Carrying Value	% of Total
Office	$637,101	49%	$641,000	46%
Hotel	256,418	19%	276,418	20%
Multifamily	221,099	17%	249,629	18%
Industrial	67,416	5%	70,918	5%
Other	127,764	10%	143,739	11%

Total	$1,309,798	100%	$1,381,704	100%

NOTE 8—CMBS

The following table summarizes our CMBS investments, aggregated by investment category, as of December 31, 2008, which are carried at estimated fair value:

Security Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
CMBS Class A or Better	$10,000	$—	$(6,962)	$3,038
CMBS Class BBB	179,354	—	(152,126)	27,228
CMBS Class BB	92,271	—	(73,515)	18,756
CMBS Class B	28,347	—	(23,175)	5,172
CMBS Class NR	7,105	—	(6,679)	426

Total	$317,077	$—	$(262,457)	$54,620

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

We had 67 CMBS investments that are in an unrealized loss position at December 31, 2008, 64 of which have been in a continuous unrealized loss position for greater than twelve months. The unrealized loss of the 64 CMBS investments in a continuous unrealized loss position for greater than twelve months is $233,428 and the unrealized loss of the three CMBS investments that have been in a continuous loss position for less than twelve months is $10,852, as of December 31, 2008. We had 65 CMBS investments that are in an unrealized loss position at December 31, 2007, eight of which have been in a continuous unrealized loss position for greater than twelve months. The unrealized loss of the eight CMBS investments in a continuous unrealized loss position for greater than twelve months is $3,353 and the unrealized loss of the 57 CMBS investments that have been in a continuous loss position for less than twelve months is $58,006, as of December 31, 2007.

On January 1, 2008, as a result of our adoption of SFAS 159, all changes in the fair value of our CMBS securities that are rated below AAA at the time of acquisition are recorded as a component of income from continuing operations. At December 31, 2007, prior to the adoption of SFAS 159, management concluded that our CMBS investments were not other-than-temporarily impaired at that time since (i) the unrealized losses were primarily the result of changes in market interest rates subsequent to the purchase of the CMBS investments, (ii) our portfolio had not experienced any increases in defaults and (iii) we had the ability and intent hold all the investments until their expected maturity as all securities are financed through our two CDOs.

During the year ended December 31, 2007, we sold one CMBS investment and received net proceeds of $4,085 that generated a realized loss of $287. During the year ended December 31, 2008, 2007 and 2006, respectively, we accreted $0, $1,804 and $1,084 of the net discount for these securities in interest income.

The actual maturities of CMBS are generally shorter than stated contractual maturities. Actual maturities of these investments are affected by the contractual lives of the underlying assets, periodic payments of principal, and prepayments of principal.

The following table summarizes the estimated maturities of our CMBS investments, as of December 31, 2008, according to their estimated weighted average life classifications:

Weighted Average Life	Estimated Fair Value	Amortized Cost	Weighted Average Coupon
Less than one year	$14,728	$55,333	4.83%
Greater than one year and less than five years	9,724	43,713	5.45%
Greater than five years and less than ten years	29,186	205,926	5.79%
Greater than ten years	982	12,105	5.45%

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

The weighted average lives of our CMBS investments at December 31, 2008 and 2007, respectively, in the tables above are based upon calculations assuming constant principal prepayment rates to the balloon or reset date for each security.

The following table summarizes our CMBS investments, aggregated by vintage, as of December 31, 2008, which are carried at estimated fair value:

Security Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
CMBS 1998 Vintage	$12,500	$—	$(8,771)	$3,729
CMBS 2000 Vintage	11,211	—	(9,070)	2,141
CMBS 2001 Vintage	9,537	—	(6,583)	2,954
CMBS 2002 Vintage	12,542	—	(9,475)	3,067
CMBS 2005 Vintage	79,203	—	(63,046)	16,157
CMBS 2006 Vintage	158,002	—	(134,586)	23,416
CMBS 2007 Vintage	34,082	—	(30,926)	3,156

Total	$317,077	$—	$(262,457)	$54,620

The following table summarizes our CMBS investments, aggregated by vintage, as of December 31, 2007, which are carried at estimated fair value:

Security Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
CMBS 1998 Vintage	$11,512	$—	$(786)	$10,726
CMBS 2000 Vintage	10,336	126	(224)	10,238
CMBS 2001 Vintage	9,535	—	(146)	9,389
CMBS 2002 Vintage	12,228	2	(1,928)	10,302
CMBS 2005 Vintage	75,771	—	(13,026)	62,745
CMBS 2006 Vintage	145,485	—	(37,698)	107,787
CMBS 2007 Vintage	32,498	—	(7,551)	24,947

Total	$297,365	$128	$(61,359)	$236,134

NOTE 9—REAL ESTATE, NET

Springhouse Apartments LLC (“Springhouse”)

On December 15, 2005, we invested $8,289 for a 95% interest in Springhouse, a joint venture between us and The Bozzuto Group (“Bozzuto”). Springhouse acquired an existing garden-style apartment community consisting of 220 units located in Laurel, Maryland for $31,923. We determined that Springhouse is a VIE and that we are the primary beneficiary and have consolidated the entity from the date of investment. At December 31, 2008, Springhouse’s balance sheet was comprised of land of $8,191, buildings, net of accumulated depreciation of $1,814, of $17,415, other assets of $684, mortgage note payable of $25,794 and other liabilities of $235. At December 31, 2007, Springhouse’s balance sheet was comprised of land of $8,191, buildings, net of accumulated depreciation, of $23,434, other assets of $956, mortgage note payable of $25,729 and other liabilities of $332. Creditors of Springhouse do not have any recourse to the company.

Loch Raven Village Apartments-II, LLC (“Loch Raven”)

On March 28, 2006, we invested $8,980 for a 95% interest in Loch Raven, a joint venture between us and Bozzuto. Loch Raven acquired an existing garden-style apartment community consisting of 495 units located in Baltimore, Maryland for $32,733. We determined that Loch Raven was a VIE and that we are the primary beneficiary and have consolidated the entity from the date of investment. At December 31, 2008, Loch Raven’s balance sheet was comprised of land of $7,464, buildings, net of accumulated depreciation of $2,305, of $20,100, other assets of $2,167, mortgage note payable of $29,170 and other liabilities of $965. At December 31, 2007, Loch Raven’s balance sheet was comprised of land of $7,464, buildings, net of accumulated depreciation, of $25,046, other assets of $4,229, mortgage note payable of $29,170 and other liabilities of $547. Creditors of Loch Raven do not have any recourse to the company.

Minority interest on our consolidated balance sheet represents Bozzuto’s 5% interest in Springhouse and Loch Raven.

NOTE 10—UNCONSOLIDATED JOINT VENTURES

We have non-controlling, unconsolidated ownership interest in entities that are accounted for using the equity method. Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated percentage interests, if any, in such entities as a result of preferred returns and allocation formulas as described in such agreements.

KS-CBRE Shiraz LLC (“Shiraz Portfolio”)

On March 17, 2006, we invested $16,840 for a 90% non-managing member interest in the Shiraz Portfolio, a joint venture between us and Everest Partners LLC (“Everest”). We contributed an additional $121 in 2007. The Shiraz Portfolio is a portfolio of eight office and industrial properties comprising approximately 680,300 square feet located in Route 128, Route 3 and Interstate 495 submarkets in Boston, Massachusetts. We determined that the Shiraz Portfolio was not a VIE and that as a result of our non-managing member interest is not consolidated in our financial statements.

Effective April 1, 2008, we restructured our joint venture investment in KS-CBRE Shiraz LLC. Under the terms of the restructured agreement, our original equity contributions have been converted into a preferred equity interest. Interest accrues at 12% per year, with 5% paid monthly and the remaining 7% being deferred until such time that the underlying properties are sold.

We continue to record our investment as an unconsolidated joint venture, however subsequent to the amendment, the historical carrying value of our investment is no longer adjusted for our share of the income and losses of the partnership due to the revised distribution preferences of the partnership where our interest is senior to that of our partner and we do not absorb operating losses. Since the payment of current and deferred interest is dependent upon the cash flows of the underlying properties, income from contractual payments will only be recorded upon cash receipt.

In the second quarter of 2008, we were notified that our joint venture partner for KS-CBRE Shiraz LLC believes the April 1, 2008 amendment to the joint venture agreement was contingent upon an event that did not occur and as a result the amendment was not valid and the terms of the original agreement continue to be in place. As a result of this assertion, our joint venture partner has not paid the first nine required payments. We have commenced a court action to pursue specific performance by our joint venture partner under the amendment to the joint venture agreement, which we believe does not contain any such contingencies. We have been awarded injunctive relief against our joint venture partner by the Superior Court in the Commonwealth of Massachusetts, restraining them from transferring our joint venture assets during the review of the dispute. Our joint venture partner has filed counterclaims against us seeking a declaratory judgment that the 2008 amendments are unenforceable and alleging a breach of fiduciary duty and other breaches by us.

In the fourth quarter of 2008, based on continued weakening of the credit and real estate markets that has resulted in significant declines in commercial real estate valuations that we anticipate will make it very difficult to sell or refinance the underlying properties at values in excess of the senior first mortgage obligation, we concluded that it is unlikely that we will recover any of the carrying value of our investment. As a result, we recorded an impairment of $15,065, which is included in equity in net loss of unconsolidated joint ventures in our consolidated statement of operations ,bringing the carrying value of our investment to zero at December 31, 2008.

At December 31, 2008, excluding the impairment described above, Shiraz Portfolio’s balance sheet was comprised of cash and cash equivalents of $219, land, and building of 74,134, net of accumulated depreciation, other assets of 3,378, mortgage payable of $60,171 and other liabilities of $730. At December 31, 2007, Shiraz Portfolio’s balance sheet was comprised of cash and cash equivalents of $406, land and building of 75,117, net of accumulated depreciation, other assets of $3,168, mortgage payable of $60,850 and other liabilities of $832. The first mortgage is due on January 1, 2010.

For the year ended December 31, 2008, excluding the impairment described above, Shiraz Portfolio’s net revenues were $9,319, operating expenses were $7,021, depreciation and amortization was $2,537 and net loss was $238. For the year ended December 31, 2007, Shiraz Portfolio’s net revenues were $8,627, operating expenses were $6,976, depreciation and amortization was $3,738 and net loss was $2,088. For the period from March 17, 2006 through December 31, 2006, Shiraz Portfolio’s net revenues were $6,870, operating expenses were $5,320, depreciation and amortization was $1,299 and net loss was $251.

KS-CBRE GS LLC (“GS Portfolio”)

On March 17, 2006, we invested $9,268 for a 90% non-managing member interest in the GS Portfolio, a joint venture between us and Everest. We contributed an additional $456 in 2007. The GS Portfolio is a portfolio of nine office and industrial properties comprising approximately 526,355 square feet located in Route 128 and Route 3 submarkets in Boston, Massachusetts. We determined that the GS Portfolio was not a VIE and that as a result of our non-managing member interest is not consolidated in our financial statements.

Effective April 1, 2008, we restructured our joint venture investment in KS-CBRE GS LLC. Under the terms of the restructured agreement, our original equity contributions have been converted into a preferred equity interest. Interest accrues at 12% per year, with 5% paid monthly and the remaining 7% being deferred until such time that the underlying properties are sold.

We continue to record our investment as an unconsolidated joint venture, however subsequent to the amendment, the historical carrying value of our investment is no longer adjusted for our share of the income and losses of the partnership due to the revised distribution preferences of the partnership where our interest is senior to that of our partner and we do not absorb operating losses. Since the payment of current and deferred interest is dependent upon the cash flows of the underlying properties, income from contractual payments will only be recorded upon cash receipt.

In the second quarter of 2008, we were notified that our joint venture partners for KS-CBRE GS LLC believes the April 1, 2008 amendment to the joint venture agreement was contingent upon an event that did not occur and as a result the amendment was not valid and the terms of the original agreement continue to be in place. As a result of this assertion, our joint venture partner has not paid the first nine required payments. We have commenced a court action to pursue specific performance by our joint venture partner under the amendment to the joint venture agreement, which we believe does not contain any such contingencies. We have been awarded injunctive relief against our joint venture partner by the Superior Court in the Commonwealth of Massachusetts, restraining them from transferring our joint venture asset during the review of the dispute. Our joint venture partner has filed counterclaims against us seeking a declaratory judgment that the 2008 amendments are unenforceable and alleging a breach of fiduciary duty and other breaches by us.

In the fourth quarter of 2008, based on continued weakening of the credit and real estate markets that has resulted in significant declines in commercial real estate valuations that we anticipate will make it very difficult to sell or refinance the underlying properties at values in excess of the senior first mortgage obligation, we concluded that it is unlikely that we will recover any of the carrying value of our investment. As a result, we recorded an impairment of $8,958, which is included in equity in net loss of unconsolidated joint ventures in our consolidated statement of operations, bringing the carrying value of our investment to zero at December 31, 2008.

At December 31, 2008, excluding the impairment described above, GS Portfolio’s balance sheet was comprised of cash and cash equivalents of $897, land and building of 40,477, net of accumulated depreciation, other assets of $2,861, mortgage payable of $32,615 and other liabilities of $1,581. At December 31, 2007, GS Portfolio’s balance sheet was comprised of cash and cash equivalents of $286, land and building of $41,077, net of accumulated depreciation, other assets of $2,569, mortgage payable of $33,002 and other liabilities of $703. The first mortgage is due on April 1, 2014.

For the year ended December 31, 2008, excluding the impairment described above, GS Portfolio’s net revenues were $5,410, total operating expenses were $4,373, depreciation and amortization was $1,288 and net loss was $250. For the year ended December 31, 2007, GS Portfolio’s net revenues were $4,930, operating expenses were $4,334, depreciation and amortization was $1,504 and net loss was $908. For the period from March 17, 2006 through December 31, 2006, GS Portfolio’s net revenues were $3,916, operating expenses were $2,888, depreciation and amortization was $698 and net loss was $330.

Prince George’s Station Retail LLC (“Prince George’s Station Retail”)

On January 12, 2006, we converted our $5,728 bridge loan into a 90% non-managing member interest in Prince George’s Station Retail, a joint venture between us and Taylor Development and Land Company (“TDL”). We contributed an additional $412 and $3,760 in 2007 and 2006, respectively. Prince George’s Station Retail is a 160,000 square feet retail property located in Hyattsville, Maryland. We determined that Prince George’s Station Retail was not a VIE and that as a result of our non-managing member interest is not consolidated in our financial statements.

        In the third quarter of 2008, the second largest tenant of the Prince George’s Station Retail property terminated their lease. The lease termination combined with increasing credit concerns over the property’s largest tenant, who subsequently declared bankruptcy and is in the process of liquidating, indicated that the carrying amount of long-lived assets may not be fully recoverable and an impairment loss of $7,320 was recorded, which is included in equity in net loss of unconsolidated joint ventures in our consolidated statement of operations, bringing the carrying value of our investment to zero.

At December 31, 2008, excluding the impairment described above, Prince George’s Station Retail’s balance sheet was comprised of cash and cash equivalents of $3, land and building of 49,240, net of accumulated depreciation, other assets of 3,221, mortgage payable of $44,950 and other liabilities of $159. At December 31, 2007, Prince George’s Station Retail’s balance sheet was comprised of cash and cash equivalents of $450, land and building of $45,189, net of accumulated depreciation, other assets of $2,445, mortgage payable of $32,470 and other liabilities of $5,342. The mortgage payable is due on February 14, 2009.

For the year ended December 31, 2008, excluding the impairment described above, Prince George’s Station Retail’s net revenues were $3,891, operating expenses were $4,719, depreciation and amortization was $1,698 and net loss was $2,526. For the year ended December 31, 2007, Prince George’s Station Retail’s net revenues were $1,677, operating expenses were $1,381, depreciation and amortization was $620 and net loss was $323. For the period from January 12, 2006 through December 31, 2006, Prince George’s Station Retail had no significant revenues or operating expenses while the property was under construction.

Nordhoff Industrial Park LLC (“Nordhoff”)

On August 17, 2006, we invested $3,800 for a 95% non-managing member interest in Nordhoff, a joint venture between us and SEV Chatsworth LLC. Nordhoff consists of a five-building industrial park comprising approximately 97,265 square feet located in the San Fernando Valley. We determined that Nordhoff was not a VIE and that as a result of our non-managing member interest is not consolidated in our financial statements.

In the fourth quarter of 2008, Nordhoff sold substantially all of the assets of the partnership. After repayment of the first mortgage and other obligations, we received net proceeds of $791 and recorded impairment losses of $1,995 for the year ended December 31, 2008, which is included in equity in net loss of unconsolidated joint ventures in our consolidated statement of operations. The net carrying value of our investment at December 31, 2008 is $0.

At December 31, 2008, Nordhoff did not have any significant assets or liabilities. At December 31, 2007, Nordhoff’s balance sheet was comprised of cash and cash equivalents of $17, land and building of $13,501, net of depreciation, other assets of $289, mortgage payable of $9,572 and other liabilities of $293.

For the year ended December 31, 2008, excluding the impairment described above, Nordhoff’s net revenues were $654, operating expenses were $1,226, depreciation and amortization was $293, and net loss was $865. For the year ended December 31, 2007, Nordhoff’s net revenues were $2,158, operating expenses were $1,469, depreciation and amortization was $452 and net income was $236. For the period from August 17, 2006 through December 31, 2006, Nordhoff’s net revenues were $459, operating expenses were $566, depreciation and amortization was $188 and net loss was $295.

32 Leone Partners, LLC (“32 Leone Lane”)

On May 24, 2006, we invested $2,293 for a 80% non-managing member interest in 32 Leone Lane, a joint venture between us and The Heritage Management Company (“Heritage”). We contributed an additional $375 and $72 in 2007 and 2006, respectively. 32 Leone Lane is a 287,000 square foot industrial warehouse located in the Chester Industrial Park, a 300-acre business park, and lies in Southern Orange County, New York. We determined that 32 Leone Lane was not a VIE and that as a result of our non-managing member interest is not consolidated in our financial statements.

In the third quarter of 2008, management concluded that the carrying value of long-lived assets of 32 Leone Lane were no longer recoverable due to management’s expectations that the sponsor will be unable to successfully lease or sell the 100% vacant building under current market conditions. As a result, we recorded an impairment of $792, which is included in equity in net loss of unconsolidated joint ventures in our consolidated statement of operations, bringing the carrying value of our investment to zero at December 31, 2008.

At December 31, 2008, excluding the impairment described above, 32 Leone Lane’s balance sheet was comprised of cash and cash equivalents of $192, land, building and equipment of 10,782, net of accumulated depreciation, other assets of 265, mortgage payable of $10,558 and other liabilities of $70. At December 31, 2007, 32 Leone Lane’s balance sheet was comprised of cash and cash equivalents of $194, land and building of 11,047, net of accumulated depreciation, other assets of $542, mortgage payable of $10,125 and other liabilities of $24. The first mortgage is due on June 1, 2009.

For the year ended December 31, 2008, excluding the impairment described above, 32 Leone Lane’s net revenues were $42, operating expenses were $1,304, depreciation and amortization was $405 and net loss was $1,668. For the year ended December 31, 2007, 32 Leone Lane’s net revenues were $467, operating expenses were $1,218, depreciation and amortization was $405 and net loss was $1,157. For the period from January 12, 2006 through December 31, 2006, 32 Leone Lane’s net revenues were $8, operating expenses were $572, depreciation and amortization was $244 and net loss was $808.

CBRE 1515 Market GP, LLC (“1515 Market Street”)

On January 12, 2007, we invested $16,548 for a 90% non-managing member interest in 1515 Market Street, a joint venture between us and The Stockton Partners (“Stockton”). 1515 Market Street is a 507,000 square foot class A office building, located across from Philadelphia’s City Hall in the County of Philadelphia, Pennsylvania. We determined that 1515 Market Street was not a VIE and that as a result of our non-managing member interest is not consolidated in our financial statements. During the year ended December 31, 2008, we received $1,782 in distributions from 1515 Market Street.

At December 31, 2008, 1515 Market Street’s balance sheet was comprised of cash and cash equivalents of $698, land and building of 72,105, net of accumulated depreciation, other assets of 14,486, mortgage payable of $70,000 and other liabilities of $4,505. At December 31, 2007, 1515 Market Street’s balance sheet was comprised of cash and cash equivalents of $2,769, land and building of 70,313, net of accumulated depreciation, other assets of 18,749, mortgage payable of $70,000 and other liabilities of $5,713. The first mortgage is due on January 9, 2012.

For the year ended December 31, 2008, 1515 Market Street’s net revenues were $12,580, operating expenses were $10,184, depreciation and amortization was $3,948 and net loss was $1,551. For the period from January 12, 2007 through December 31, 2007, 1515 Market Street’s net revenues were $11,719, operating expenses were $9,407, depreciation and amortization was $4,585 and net loss was $2,273.

NOTE 11—BORROWINGS AND REPURCHASE AGREEMENTS

The following is a table of our outstanding borrowings as of December 31, 2008:

	Stated Maturity	Interest Rate	Unpaid Principal at 12/31/08	Unrealized Gain	Balance 12/31/08
Mortgage note payable (Springhouse)(1)	12/14/2008	2.19%	$25,794	$—	$25,794
Mortgage note payable (Loch Raven)(1)	4/1/2009	5.96%	29,170	—	29,170
CDO I bonds payable(2)	3/25/2046	.98%	508,500	(97,068)	411,432
CDO II bonds payable(2)	4/7/2052	5.11%	853,200	(315,340)	537,860

Total			$1,416,664	$(412,408)	$1,004,256

(1)	Non-recourse to us.
(2)	CDO bonds payable of $133,500 for CDO I and $403,200 CDO II are accounted for under the fair value option prescribed by SFAS 159.

The following is a table of our outstanding borrowings as of December 31, 2007:

	Stated Maturity	Interest Rate	Balance 12/31/07
Mortgage note payable (Springhouse)(1)	12/14/2008	6.35%	$25,729
Mortgage note payable (Loch Raven)(1)	4/1/2009	5.96%	29,170
Wachovia warehouse facility	3/31/2009	6.28%	144,183
CDO I bonds payable	3/25/2046	5.44%	508,500
CDO II bonds payable	4/7/2052	5.65%	831,000

Total			$1,538,582

(1)	Non-recourse to us.

A summary of scheduled minimum principal payments as of December 31, 2008 is as follows:

	Total	Less than 1 year	1 year	2-4 years	More than 5 years
CDO I bonds payable	$508,500	$—	$—	$—	$508,500
CDO II bonds payable	853,200	—	—	—	853,200
Mortgage notes payable	54,964	54,964	—	—	—
Trust preferred securities	50,000	—	—	—	50,000

Total	$1,466,664	$54,964	$—	$—	$1,411,700

Mortgage Notes Payable

On December 14, 2005, Springhouse, one of our consolidated joint ventures, obtained a $26,175 mortgage loan in conjunction with the acquisition of real estate located in Prince George’s County, Maryland. The loan is guaranteed by Bozzuto Associates, Inc., or Bozzuto, our joint venture partner, has a maturity date of December 14, 2008, and bears interest at 30-day LIBOR plus 1.75%. As of December 31, 2008 and 2007, the outstanding balance was $25,794 and $25,729, respectively. The loan is secured by the Springhouse property and there is no recourse to us. We are currently in the process of marketing the Springhouse property for sale and the loan, which matured on December 14, 2008, is in default. In the event we are unable to sell the property in a short period of time, we will be unable to satisfy the obligation of the mortgage and may be required to (i) pay default interest after the maturity default, (ii) contribute additional capital to facilitate an extension and protect our interest, (iii) pay significant extension fees or (iv) seek financing from a different lender, which may not be available. We may also lose the property through foreclosure by the first mortgage holder. The occurrence of any of these events could further impair our position.

On March 28, 2006, Loch Raven, one of our consolidated joint ventures, obtained a $29,170 mortgage loan in conjunction with the acquisition of real estate located in Baltimore, Maryland. The loan is guaranteed by Bozzuto, our joint venture partner, matures on April 10, 2010, and bears interest at a fixed rate of 5.96%. The lender has exercised a call option on the note and the loan is now due on April 9, 2009. As of December 31, 2008 and 2007 the outstanding balance was $29,170. The loan is secured by the Loch Raven property and there is no recourse to us. As discussed in Note 3, in the third quarter of 2008, management made a decision to no longer fund operating deficits at the Loch Raven property, which will likely result in the first mortgage holder foreclosing on our position. We do not expect further losses as the net carrying value of Loch Raven assets and liabilities, including the mortgage payable, is less than zero after reflecting the impairment of long-lived assets recorded in 2008.

On May 4, 2007, we assumed a $36,303 mortgage loan in conjunction with the Rodgers Forge foreclosure. As of December 31, 2007, we were in technical default of certain covenants in this loan. The loan had a maturity date of April 16, 2009 and bore interest equal to one-half of one percent (0.50%) above the Prime Rate. As of December 31, 2007, the outstanding balance was $36,250, which is included in liabilities held for sale in the consolidated balance sheet. Subsequent to December 31, 2007, we sold the Rodgers Forge property and paid off the mortgage in full.

On May 9, 2007, we assumed a $103,886 mortgage loan in conjunction with the Monterey foreclosure. As of December 31, 2007, we were in default of certain covenants in this loan. The loan had a maturity date of February 1, 2008 and bore interest at six-month LIBOR plus 3.25. As of December 31, 2007, the outstanding balance was $103,975, which is included in liabilities held for sale in the consolidated balance sheet. Subsequent to December 31, 2007, we sold the Monterey property and the buyer assumed the mortgage in full.

In January of 2008, we sold the Rodgers Forge property and paid off the $36,303 mortgage loan in full. In March of 2008, we sold the Monterey property and the buyer assumed the $103,975 mortgage loan in full.

Warehouse Facilities

We have historically financed our portfolio of securities and loans through the use of repurchase agreements. Currently, we have no warehouse facilities in place that will allow future borrowings. Below is a description of our warehouse line currently in place as of December 31, 2008 and 2007.

Wachovia Warehouse Facility

In August 2006, we entered into a master repurchase agreement with Wachovia Bank N.A, or Wachovia, that provided $300,000 of aggregate borrowing capacity. This facility previously financed our origination or acquisition of whole loans, subordinate mortgage interests and CMBS. As of December 31, 2007, the outstanding balance under this facility was approximately $144,183 with a weighted average borrowing rate of 6.28%. In June 2008, we repaid our remaining obligations and terminated the facility and there is no balance outstanding as of December 31, 2008.

CDO Bonds Payable

On March 28, 2006, we closed on CDO I and retained the entire BB rated J Class with a face amount of $24,000 for $19,200, retained the entire B-rated K Class with a face amount of $20,250 for $14,150 and also retained the non-rated common and preferred shares of CDO I, which issued the CDO bonds with a face amount of $47,250 for $51,740. We issued and sold CDO bonds with a face amount of $508,500 in a private placement to third parties. The proceeds of the CDO issuance were used to repay substantially all of the outstanding principal balance of our then existing two warehouse facilities with an affiliate of Deutsche Bank Securities Inc. of $343,556 and all of the outstanding principal balance of our then existing warehouse facilities with the Bank of America Securities, LLC of $16,250 at closing. The CDO bonds are collateralized by real estate debt investments, consisting of B Notes, mezzanine loans, whole loans and CMBS investments, which are recorded in our unaudited condensed consolidated balance sheet at December 31, 2008. As of December 31, 2008, prior to our internalization, our Manager was the collateral manager for our CDO subsidiary and did not receive any fees in connection therewith. Effective January 1, 2009, we have assumed the role as collateral manager. CDO I is not a qualified special purpose entity (“QSPE”) as defined under FASB Statement No. 140, (“SFAS 140”) “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” due to certain permitted activities of CDO I that are not consistent with activities of a QSPE permitted under SFAS 140, such as having the ability to sell impaired securities and acquire replacement securities with the proceeds at the discretion of the collateral administrator. CDO I is consolidated in our financial statements and we have accounted for the CDO I transaction as a financing. The collateral assets that we transferred to CDO I are reflected in our balance sheet. The bonds issued to third parties are reflected as debt on our balance sheet. As of December 31, 2008, CDO bonds of $508,500 were outstanding, with a weighted average interest rate of 0.98%.

In March 2007, Wachovia acted as the exclusive structurer and placement agent with respect to our CDO II totaling $1,000,000, which priced on March 2, 2007, and closed on April 2, 2007. We sold $880,000 of bonds with an average cost of 90-day LIBOR plus 40.6 basis points and retained 100% of the equity interests in our CDO subsidiary that issued the CDO notes consisting of preferred and common shares. The notes issued by our CDO subsidiary are secured initially by a portfolio of whole loans, B Notes, mezzanine loans and CMBS. As of December 31, 2008, prior to our internalization, our Manager was the collateral manager for our CDO subsidiary and does not receive any fees in connection therewith. Effective January 1, 2009, we have assumed the role as collateral manager, however, the controlling class of bond holders may, at their discretion, reassign the collateral manager if we breach CDO covenants discussed below. We acted as the advancing agent in connection with the issuance of the CDO notes. CDO II is not a QSPE as defined under SFAS 140 due to certain permitted activities of CDO II that are not consistent with activities of a QSPE permitted under SFAS 140, such as having the ability to sell impaired securities and acquire replacement securities with the proceeds at the discretion of the collateral administrator. CDO II is consolidated in our financial statements and we account for the CDO II transaction as a financing. The collateral assets that we transferred to CDO II are reflected in our balance sheet. The bonds issued to third parties are reflected as debt on our balance sheet. As of December 31, 2008, CDO II bonds of $853,200 were outstanding, with a weighted average interest rate of 5.11%. As of December 31, 2008, we had a $75,000 revolver available with $48,200 of borrowing outstanding and $26,800 of remaining capacity. The revolver is available to fund future funding commitments on loans.

The majority of our investments are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain interest coverage and asset overcollateralization covenants that must be met in order for us to receive such payments. If we fail our interest coverage or asset overcollateralization covenants in either of our CDOs, all cash flows from the CDO (including interest on the bonds we own, distributions of our common and preferred equity and our subordinate management fees) would be diverted to repay principal and interest on the outstanding CDO bonds and we would not receive any residual payments until the CDO was back in compliance with such tests. We were in compliance with all such covenants as of December 31, 2008. In the event of a breach of our CDO covenants that we could not cure in the near term, we would be required to fund interest on trust preferred securities and other expenses (including compensation expenses) through (i) cash on hand, (ii) income from any CDO not in default, (iii) sale of unencumbered assets or (iv) accessing debt or equity capital markets, if available. We have the ability to cure defaults, which would resume normal payments to us, by purchasing non-performing loans out of our CDOs. However, we may not have sufficient liquidity available to do so at such time. In some cases, collateral may be continuing to pay interest but may be considered a defaulted interest for the purpose of the covenant calculations, such as our CMBS in CDO I which are considered defaulted interests for the purpose of covenant calculation if any rating agency downgrade occurs. To the extent noncompliance continues for an extended period of time, our ability to continue as a going concern may be jeopardized. At December 31 2008, our most restrictive covenants on our CDOs had an interest coverage ratio of 2.21x and 1.22x for CDO I and CDO II, respectively, compared to minimum requirements of 1.21x and 1.09x. At December 31, 2008, our most restrictive covenants on our CDOs had an asset overcollateralization ratio of 1.15x and 1.10x for CDO I and CDO II, respectively, compared to minimum requirements of 1.12x and 1.10x. If we experience an additional $15,050 or $500 in reductions of collateral in CDO I or CDO II, respectively, due to further investment losses or other factors, we will fail the overcollateralization test for the respective CDO.

On February 25, 2009, we were notified by the CDO I trustee that we failed the overcollateralization test for CDO I on the February 25, 2009 payment date and, as a result, future net cash flows from CDO I, including approximately $488,000 due on the February 25, 2009 payment date, will be diverted to pay down principal of senior bond holders rather than being paid to us until such time the covenant is back in compliance, if ever. As of February 27, 2009, CDO II was in compliance with the overcollateralization test, however, if an additional $.5 million in defaults occur, CDO II will also breach the overcollateralization covenant. Management believes it is likely that CDO II will fail the overcollateralization test at some point in 2009, which will result in the cash flows of CDO II being diverted to pay down principal of senior bond holders, eliminating residual cash inflows paid to us. With both CDOs out of compliance with overcollateralization covenants, we will have minimal incoming cash flows from our primary business and there is no assurance when or if we will be able to regain compliance with these covenants. As discussed further in Note 14, the breach of the overcollateralization covenant in either CDO provides MBIA Insurance Corporation, or MBIA, the controlling class of CDO II bondholders, the ability to terminate the existing collateral management agreement, as amended, and to remove us as the collateral manager of CDO II. We have incurred significant losses since our inception and may incur additional losses in the future as we continue to navigate the difficult issues in the credit and real estate markets. With minimal incoming cash flows, management’s plans to fulfill short-term capital requirements include (i) use of $23.1 million of cash on hand as of December 31, 2008 to fund operating expenses, (ii) senior collateral management fees, (iii) reduction in administrative costs, as a result of becoming a non-reporting company, (iv) reduction in employee headcount, and (v) sale of our unencumbered 1515 Market Street LLC joint venture interest, if possible under current market conditions. We believe these sources of funds will be sufficient to meet our liquidity requirements for at least the next 12 months. We continue to seek and explore partnerships and new business opportunities; however, there is no assurance that such partnerships or business opportunities will be available on favorable terms or at all.

NOTE 12—JUNIOR SUBORDINATED DEBENTURES

In July 2006, we completed the issuance of $50,000 in unsecured trust preferred securities through a newly formed Delaware statutory trust, RFC Trust I (“RFCT I”), which is one of our wholly-owned subsidiaries. The securities bear interest at a fixed rate of 8.10% for the first ten years ending July 2016. Thereafter the rate will float based on the 90-day LIBOR plus 249 points.

RFCT I issued $1,550 aggregate liquidation amount of common securities, representing 100% of the voting common stock of RFCT I to us for a total purchase price of $1,550. RFCT I used the proceeds from the sale of trust preferred securities and the common securities to purchase our junior subordinated notes. The terms of the junior subordinated notes match the terms of the trust preferred securities. The notes are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations. We realized net proceeds from the offering of approximately $48,784.

A reconciliation of fair value to unpaid principal for junior subordinated debentures at December 31, 2008 is as follows:

	Unpaid Principal at December 31, 2008	Unrealized Gain	Fair Value at December 31, 2008
Junior subordinated debentures	$50,000	$(41,625)	$8,375

NOTE 13—COMMITMENTS AND CONTINGENCIES

Litigation

On October 30, 2007, a putative class action lawsuit was commenced in the United States District Court for the District of Connecticut against our company, our former chief financial officer and our former chief executive officer seeking remedies under the Securities Act of 1933, as amended. Amended complaints filed on March 25, 2008 and May 6, 2008 added our chairman and the underwriters that participated in our October 2006 initial public offering as additional defendants. The underwriters have since been dropped from the suit by voluntary dismissal filed by the plaintiffs with the court in December 2008. The plaintiffs allege that the registration statement and prospectus relating to the initial public offering contained material misstatements and material omissions. Specifically, the plaintiffs allege that management had knowledge of certain loan impairments and did not properly disclose or record such impairments in the financial statements. The plaintiffs seek to represent a class of all persons who purchased or otherwise acquired common stock that is traceable to our initial public offering in September 2006 and seek damages in an unspecified amount. On July 29, 2008, we filed a Motion to Dismiss the putative class action suit with the federal district court for the District of Connecticut. Following oral arguments in November 2008, the plaintiffs filed a second amended complaint on December 22, 2008 and voluntarily dismissed the action against the underwriters. We have since filed a revised Motion to Dismiss the second amended complaint, and are awaiting the court’s ruling on that motion.

In addition, on January 15, 2008 and February 7, 2008, we received complaints from an attorney representing two stockholders, alleging that certain officers and directors of our company knowingly violated generally accepted accounting principles for certain of our assets. The stockholders demanded that we take action to recover from such directors and officers the amount of damages sustained by us as a result of the misconduct alleged therein and to correct deficiencies in our internal controls and accounting practices that allowed the misconduct to occur. In response to the letters from stockholders’ counsel, our board of directors appointed a special committee to investigate the allegations set forth in the letters. On July 10, 2008, the special committee reported its findings to our board of directors and recommended that no further action be taken. Our board of directors has adopted the committee’s recommendation unanimously.

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

Unfunded Commitments

We currently have unfunded commitments to fund loan advances and joint venture equity contributions. The table below summarizes our unfunded commitments as of December 31, 2008.

	Total Commitment Amount	Current Funded Amount	Total Unfunded Commitment
Loans	$351,640	$322,994	$28,646
Joint Venture Equity	16,600	16,546	54

Total	$368,240	$339,540	$28,700

Approximately $28,646 of the unfunded commitments above will be funded through restricted cash or our CDO revolver.

Severance and Retention Plan Obligation

We have a severance and retention plan in place for employees of the Manager, including our executive officers, which could result in an obligation of up to $2,424. The benefits are payable to the employees of the Manager if employment with the Manager is terminated without cause or the employee is not offered a comparable position within specified distances of Hartford, CT after the occurrence of a “Strategic Transaction,” which is defined as (i) a sale of all or substantially all of our company, or all or substantially all of the assets of our company; (ii) a liquidation of our company; (iii) the admission of a new external manager to our company; (iv) the sale of 50% or more of the voting securities of our company; or (v) the internalization of employees of the Manager into our company. For employees representing $2,074 of the $2,424 benefit, in the event an employee is not involuntarily terminated and is offered a comparable position after the occurrence of a Strategic Transaction, the benefit would then be payable in two equal installments on the first and second anniversary dates of the Strategic Transaction, assuming such employee remains employed with us or our successor at each anniversary date. In addition to the severance and retention plan, we also have an obligation of up to $500 for certain executive officers of our Manager that are eligible to receive a special bonus upon the earlier of (i) the consummation of a Strategic Transaction, subject to certain exceptions, or (ii) April 30, 2009. At December 31, 2008, we have accrued a liability of $1,218 for plan benefits earned that we expect to pay under this plan.

Guarantee Agreement

A tenant occupying space at one of our joint venture assets may have a claim against the landlord in the amount of approximately $348,000 for tenant improvement work performed at the project for which the landlord is financially responsible under the terms of the lease. We and our joint venture partner have jointly and severally guaranteed to the mezzanine lender that this payment will be made. We estimate this contingent liability to have a value of between $0 and $348, and does not believe that it is probable that it will be required to satisfy this contingent liability in the full amount, if at all.

Lease Commitment

Our corporate offices at 185 Asylum Street, 31st Floor, Hartford, Connecticut are subject to an operating lease agreement effective July 1, 2007. The lease is for approximately twelve thousand square feet. The lease term is ten years and has a renewal option to extend the term of the lease for up to one additional period of five years. The following is a schedule of minimum lease payments under our operating lease as of December 31, 2008:

2009	$319
2010	319
2011	319
2012	321
2013	331
2014	331
Thereafter	849

$2,789

For the years ended December 31, 2008, 2007 and 2006, rent expense was $296, $248, and $174, respectively.

NOTE 14—RELATED PARTY TRANSACTIONS

Management Agreement

Upon completion of our June 2005 private offering, we entered into a management agreement with our Manager, which was subsequently amended and restated on April 29, 2008, was further amended on October 13, 2008 and has expired by its own terms on December 31, 2008, pursuant to which our Manager provided for the day-to-day management of our operations and received substantial fees in connection therewith. The management agreement required our Manager to manage our business affairs in conformity with the policies and the investment guidelines that are approved and monitored by our board of directors. Ray Wirta, our chairman, is the vice chairman of CBRE, Kenneth J. Witkin, our chief executive officer and president and one of our directors, is the executive managing director of our Manager and Michael J. Melody, one of our former directors, is the vice chairman in CBRE/Melody. As of December 31, 2008, Mr. Wirta does not hold an economic interest in our Manager and Messrs. Witkin and Melody and former executive officers indirectly hold an economic interest in our Manager. Our chairman and chief executive officer and president also serve as officers and/or directors of our Manager. As a result, the management agreement between us and our Manager was negotiated between related parties, and the terms, including fees payable, may not have been as favorable to us as if it had been negotiated with an unaffiliated third party. Our executive officers and directors owned approximately 9.8% of our Manager at December 31, 2008.

Historically, we have paid our Manager an annual management fee monthly in arrears equal to 1/12th of the sum of (i) 2.0% of our gross stockholders’ equity (as defined in the management agreement), or equity, of the first $400,000 of our equity, (ii) 1.75% of our gross stockholders’ equity in an amount in excess of $400,000 and up to $800,000 and (iii) 1.5% of our gross stockholders’ equity in excess of $800,000. Additionally, from July 26, 2006 to September 27, 2006, we considered the outstanding trust preferred securities as part of gross stockholders’ equity in calculating the base management fee. Our Manager used the proceeds from its management fee in part to pay compensation to its officers and employees. For the years ended December 31, 2008 and 2007, respectively, we paid $5,374 and $7,848 to our Manager for the base management fee under this agreement. As of December 31, 2008 and 2007, respectively, $219 and $533 of management fees were accrued.

In addition to the base management fee, our Manager was eligible to receive quarterly incentive compensation. The purpose of the incentive compensation was to provide an additional incentive for our Manager to achieve targeted levels of Funds From Operations (as defined in the management agreement) (after the base management fee and before incentive compensation) and to increase our stockholder value. Our Manager was eligible to receive quarterly incentive compensation in an amount equal to the product of: (i) twenty-five percent (25%) of the dollar amount by which (A) our Funds From Operations (after the base management fee and before the incentive fee) per share of our common stock for such quarter (based on the weighted average number of shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of our common stock in our June 2005 private offering and the prices per share of our common stock in any subsequent offerings (including our IPO), multiplied by (2) the greater of (a) 2.25% or (b) 0.75% plus one-fourth of the Ten Year Treasury Rate (as defined in the management agreement) for such quarter, multiplied by (ii) the weighted average number of shares of our common stock outstanding during the such quarter. We record any incentive fees as a management fee expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the management agreement. As of December 31, 2008 and 2007, respectively, no amounts were paid or were payable to our Manager for the incentive management fee under this agreement.

The management agreement also provided that we would reimburse our Manager for various expenses incurred by our Manager or its affiliates for documented expenses of our Manager or its affiliates incurred on our behalf, including but not limited to costs associated with formation and capital raising activities and general and administrative expenses. Without regard to the amount of compensation received under the management agreement, our Manager was responsible for the salaries and bonuses of its officers and employees. As of December 31, 2008 and 2007, respectively, $173 and $138 of expense reimbursements were accrued and are included in other liabilities.

Pursuant to the management agreement, after April 30, 2008, CBRE and CBRE Melody & Company may compete with us with respect to the acquisition and finance of real estate-related loans, structured finance debt investments and CMBS. In addition, we were responsible for severance of all employees of our Manager, including certain of our then executive officers, an obligation that we estimated would not exceed $2,924.

The management agreement with our Manager expired by its terms on December 31, 2008 and we, our Manager and CBRE|Melody mutually determined not to renew the management agreement. The expiration of the management agreement ends our affiliation with CBRE and affiliates of CBRE effective December 31, 2008. On December 15, 2008, we, our Manager and CBRE|Melody entered into a Termination (the “Termination Agreement”) of the Amended and Restated Management Agreement. In addition to terminating the Amended and Restated Management Agreement, dated April 29, 2008 and acknowledging certain survival provisions in the Amended Management Agreement, the parties to the Termination Agreement acknowledged and/or agreed, among other things, that (i) the termination of the Amended Management Agreement will be effective as of December 31, 2008, (ii) there will be no termination fee in connection with the Termination Agreement, (iii) the Manager will make payment to us for certain accrued bonuses, (iv) we will make a payment to the Manager of (x) the final installment of the base management fee earned or accrued by our Manager as of December 31, 2008, (y) the reimbursement of CBRE’s operating expenses, and (z) the reimbursement of certain 2008 personnel bonuses, each on or before February 15, 2009, and (v) we will hire all employees of the Manager effective January 1, 2009.

Collateral Management Agreements

In connection with the closing of CDO I on March 28, 2006, the CDO I issuer, RFC CDO 2006-1 Ltd., entered into a collateral management agreement with our Manager (the “2006 Collateral Management Agreement”). Pursuant to this agreement, our Manager had agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. This collateral management agreement provides for a senior collateral management fee, payable monthly in accordance with the priority of payments as set forth in the indenture, equal to 1/12 of 0.10% per annum of the net outstanding portfolio balance, and an additional subordinate collateral management fee, payable monthly in accordance with the priority of payments as set forth in the indenture, equal to 1/12 of 0.15% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. Effective March 28, 2006, the collateral manager agreed to remit to us the collateral management fees that it is entitled to receive. At December 31, 2008, we owned all of the non-investment grade bonds, preferred equity and equity in CDO I. The senior collateral management fee and the subordinate collateral management fee is allocated to us. As of December 31, 2008 and 2007, we did not reimburse our Manager for any expenses to our Manager under such collateral management agreement.

On December 17, 2008, we entered into an Assignment and Assumption Agreement with our Manager (the “2006 Assignment Agreement”) in connection with CDO I. Pursuant to the 2006 Assignment Agreement, our Manager agreed to assign and delegate to us all of its rights and obligations under the 2006 Collateral Management Agreement, effective January 1, 2009.

        We will receive the senior collateral management fee and the subordinated collateral management fee if we are in compliance with the interest coverage and overcollateralization coverage tests under CDO I. However, we will receive only the senior collateral management fee if we are not in compliance with the interest coverage and overcollateralization coverage tests under CDO I.

In connection with the closing of CDO II on April 2, 2007, the CDO II issuer, RFC CDO 2007-1 Ltd., entered into a collateral management agreement with our Manager (the “2007 Collateral Management Agreement”). Pursuant to this agreement, our Manager had agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. This collateral management agreement provides for a senior collateral management fee, payable monthly in accordance with the priority of payments as set forth in the indenture, equal to 1/4 of 0.15% per annum of the net outstanding portfolio balance, and an additional subordinate collateral management fee, payable monthly in accordance with the priority of payments as set forth in the indenture, equal to 1/4 of 0.20% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. The collateral manager agreed to remit to us the collateral management fees that it is entitled to receive. At December 31, 2008, we owned all of the non-investment grade bonds, preferred equity and equity in the CDO. The senior collateral management fee and the subordinate collateral management fee are allocated to us. As of December 31, 2008 and 2007, we did not reimburse our Manager for any expenses to our Manager under such collateral management agreement.

On December 12, 2008, RFC CDO 2007-1 Ltd. entered into an Amendment Number One to the Collateral Management Agreement (the “Amendment”) with CBRE Realty Finance Management, LLC, as the collateral manager, and consented to by MBIA, as controlling class of CDO II bondholders (“MBIA”). The Amendment establishes three additional collateral manager termination events which may be enforced in the sole discretion of MBIA. The first additional termination event relates to the departure of certain key persons from the collateral manager (or a successor thereof), while the second additional termination event is predicated on the continuing satisfaction of a collateral coverage test established by the Amendment. The third additional termination event relates to the continuing satisfaction of a particular collateral coverage test under our CDO I. In addition, the collateral manager has agreed to (i) cause the trustee of the CDO I and the trustee of the CDO II to provide certain additional reports concerning the above-noted tests to MBIA and (ii) pay the trustee of the CDO II a monthly fee for performing such additional reporting services.

On December 17, 2008, we entered into an Assignment and Assumption Agreement with our Manager (the “2007 Assignment Agreement”) in connection with Our CDO II. Pursuant to the 2007 Assignment Agreement, our Manager agreed to assign and delegate to us all of its rights and obligations under the 2007 Collateral Management Agreement, effective January 1, 2009.

We will receive the senior collateral management fee and the subordinated collateral management fee if we are in compliance with the interest coverage and overcollateralization coverage tests under CDO II. However, we will receive only the senior collateral management fee if we are not in compliance with the interest coverage and overcollateralization coverage tests under CDO II.

Affiliates

As of December 31, 2008, an affiliate of our former Manager, CBRE Melody of Texas, LP and its principals, owned 1.1 million shares (which were purchased in our June 2005 private offering) of our common stock, 300,000 shares of restricted common stock, and had options to purchase an additional 500,000 shares of common stock.

GEMSA Servicing

GEMSA Loan Services, L.P., which we refer to as GEMSA, is utilized by us as a loan servicer. GEMSA is a joint venture between CBRE|Melody & and GE Capital Real Estate. GEMSA is a rated master and primary servicer. Our fees for GEMSA’s services are at what we believe to be market rates. For the years ended December 31, 2008 and 2007, respectively we paid or had payable an aggregate of approximately $250 and $251, to GEMSA in connection with its loan servicing of a part of our portfolio.

CBRE License Agreement

In connection with our June 2005 private offering, we entered into a license agreement with CBRE and one of its affiliates pursuant to which they granted us a non-exclusive, royalty-free license to use the name “CBRE.” Other than with respect to this limited license, we have no legal right to the “CBRE” name. After the management agreement expired by its terms on December 31, 2008, we changed our name and no longer have the right to use the “CBRE” mark in our name or in the name of any of our subsidiaries.

Torto Wheaton Research License Agreement

Torto Wheaton Research, or TWR, is a wholly-owned subsidiary of CBRE that provides research products and publications to us under a license agreement. The cost of this license agreement is at what we believe to be market rates. For the years ended December 31, 2008 and 2007, we paid or had payable an aggregate of approximately $73 and $73, respectively, in licensing fees to TWR in connection with the license agreement.

NOTE 15—STOCKHOLDERS’ EQUITY

Capital Stock

Our authorized capital stock consists of 150,000,000 shares of capital stock, $0.01 par value per share, of which we have authorized the issuance of up to 100,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share.

On May 10, 2005, we had 1,000 shares of common stock outstanding valued at approximately $1.00. On June 9, 2005, these shares were redeemed in connection the completion of a private offering of 20,000,000 shares of common stock. Net proceeds of $282,465 from the private offering were used primarily to fund investments.

On September 27, 2006, we priced our initial public offering (the “IPO”) of common stock, with public trading of our common stock commencing on September 28, 2006. The Offering was for 11,012,624 shares of its common stock at a price of $14.50 per share, which includes the exercise in full of the underwriters’ option to purchase an additional 1,436,429 shares of common stock. Of these shares, 9,945,020 were sold by us and 1,067,604 were sold by selling stockholders. Net proceeds from both the IPO and the over-allotment option, after underwriting discounts and commissions of $8,652 and other offering expenses of $2,361, were $133,190, which we received on October 3, 2006. The net proceeds were used to repay outstanding indebtedness under the Wachovia Warehouse Interim Facility. As of December 31, 2008, 2007 and 2006, respectively, 30,823,200, 30,920,225 and 30,601,142 shares of our common stock were issued and outstanding.

Equity Incentive Plan

We established a 2005 equity incentive plan (“2005 Equity Incentive Plan”) for officers, directors, consultants and advisors, including the Manager, its employees and other related persons. The 2005 Equity Incentive Plan authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, or ISOs; (ii) the grant of stock options that do not qualify, or NQSOs, and (iii) grants of shares of restricted common stock. The exercise price of stock options will be determined by the compensation committee and fully ratified by our board of directors, but may not be less than 100% of the fair market value of a share on the day the option is granted.

A summary of our stock options is as follows:

	Year Ended December 31,
	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Fair Value Per Share
Balance at the beginning of the year	979,102	$14.22	866,434	$15.00	813,600	$15.00
Granted	—	—	136,000	9.22	95,400	15.00
Lapsed or cancelled	(123,234)	13.20	(23,332)	13.85	(42,566)	15.00

Balance at the end of the year	855,868	$14.37	979,102	$14.22	866,434	$15.00

Options exercisable at the end of the year	794,906	$14.75	579,906	$14.89	263,734	$15.00

As of December 31, 2008, 165,416 awards were available for issuance, and 878,180 restricted shares and 956,404 options have been issued, net of forfeitures, under the 2005 Equity Incentive Plan.

At December 31, 2008, 2007 and 2006, there were 136,364, 530,063, and 462,925 unvested restricted shares outstanding, respectively.

The fair value of the options was estimated by reference to the Black-Scholes-Merton formula, a closed-form option pricing model. Given our short history as a publicly traded company, we estimated the volatility of its stock based on available information on volatility of stocks of other publicly held companies in the industry. Since the 2005 Equity Incentive Plan has characteristics significantly different from those of traded options, and since the assumptions used in such model, particularly the volatility assumption, are subject to significant judgment and variability, the actual value of the options could vary materially from management’s estimate. The assumptions used in such model as of December 31, 2008, 2007 and 2006 are provided in the tables below:

Input Variables	January 2006 Grant	August 2006 Grant	September 2006 Grant	March 2007 Grant	September 2007 Grant	December 2007 Grant
Remaining term (in years)	2.1	2.7	2.7	3.2	3.7	4.0
Risk-free interest rate	.79%	.94%	.95%	1.08%	1.21%	1.29%
Volatility	79.4%	73.0%	73.0%	68.1%	63.7%	63.2%
Dividend yield	0%	0%	0%	0%	0%	0%
Estimated Fair Value	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

Input Variables	June 2005 Grant	January 2006 Grant	August 2006 Grant	September 2006 Grant	March 2007 Grant	September 2007 Grant	December 2007 Grant
Remaining term (in years)	2.4	3.1	3.7	3.7	4.2	4.7	5.0
Risk-free interest rate	3.11%	3.19%	3.27%	3.27%	3.33%	3.40%	3.44%
Volatility	30.4%	27.8%	27.3%	27.3%	28.0%	28.8%	28.3%
Dividend yield	15.0%	15.0%	15.0%	15.0%	15.0%	15.0%	15.0%
Estimated Fair Value	$0.00	$0.00	$0.00	$0.00	$0.01	$0.18	$0.21

Input Variables	June 2005 Grant	January 2006 Grant	August 2006 Grant	September 2006 Grant
Remaining term (in years)	3.4	4.1	4.7	4.7
Risk-free interest rate	4.72%	4.71%	4.70%	4.70%
Volatility	20.5%	21.3%	21.7%	21.7%
Dividend yield	8.1%	8.1%	8.1%	8.1%
Estimated Fair Value	$1.46	$1.51	$1.54	$1.53

Non-cash compensation expense related to shares subject to awards is recorded ratably over their vesting period. The components of non-cash stock-based compensation expense presented on the consolidated statement of income, for the year ended December 31, 2008 are as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Options granted to Manager, its employees and other related parties	$69	$(173)	$445
Restricted shares granted to Manager, its employees and other related parties	701	1,465	3,405
Restricted shares granted to certain directors	—		17

Total shared based compensation expense	$770	$1,292	$3,867

NOTE 16—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value were determined by management, using available market information and valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are subjective in nature and not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

As of December 31, 2008 and 2007, cash equivalents, accrued interest, accounts payable, accrued expenses and repurchase obligations reasonably approximated their fair values due to the short-term maturities of these items. CMBS and derivative assets and liabilities are carried on the balance sheet at their estimated fair value. Mortgages payable are carried at amounts that reasonably approximate their fair value.

        The estimated fair value of loans as of December 31, 2008 was approximately $925,437 compared to the carrying value of $1,168,733. As of December 31, 2007, the carrying value of loans approximated fair value. As a result of the credit and capital market issues that worsened severely in 2008 and negative general economic conditions, there was a significant decline in commercial real estate valuations in 2008. The combination on declines in real estate valuations as well as significant increases in credit spreads also resulted in a significant decline in the fair value of our loans in 2008. We estimated the fair value of loans based on expected cash flows, discounted using our best estimate of what interest rates would be available for similar instruments if the loans were originated as of December 31, 2008.

The estimated fair value of CDOs as of December 31, 2008 and 2007 was approximately $730,254 and $1,145,000 compared to the carrying value of $949,292 and $1,339,500, respectively. At December 31, 2008, junior subordinated deferrable interest debentures are recorded on our balance sheet at fair value and at December 31, 2007, the estimated fair value of junior subordinated deferrable interest debentures was $26,456 compared to the carrying value of $50,000. During the years ended December 31, 2008 and 2007, the credit, capital and general economic issues resulted in widening of credit spreads, decreasing the fair value of CDO bonds and junior subordinated debentures liabilities. We estimated the fair value of CDOs and junior subordinated deferrable interest debentures based on a third party valuation.

NOTE 17—DERIVATIVES

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

We use interest rate swaps and basis swaps to hedge all or a portion of the interest rate risk associated with our borrowings. The counterparties to these contractual arrangements are Deutsche Bank AG, New York, and Wachovia, with which we and our affiliates may also have other financial relationships. Our hedging transactions using derivative instruments also involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The severe issues in the credit markets have significantly raised concerns over counterparty credit risk, even with those counterparties long perceived to be safe due to their size, history and reputation. As of December 31, 2008, we believe our counterparty credit risk is minimal given that we are in a net liability position for each counterparty that we have open hedging transactions with. As a result, we do not anticipate that any counterparty will fail to meet their obligations. We will continue to closely monitor our hedge positions and consider counterparty credit risk; however, there can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

The following table summarizes the fair value of the derivative instruments held as of December 31, 2008:

Contract	Estimated Fair Value at December 31, 2008
Interest rate swaps	(109,508)
Basis swaps	260

Total	$(109,248)

The following table summarizes the fair value of the derivative instruments held as of December 31, 2007:

Contract	Estimated Fair Value at December 31, 2007
Interest rate swaps	$(40,403)
Basis swaps	125

Total	$(40,278)

For the year ended December 31, 2008, we recognized realized losses of $1,972 due to termination of two interest rate swap agreements and partial termination of an interest rate swap agreement in connection with the sale and prepayments of loans in our portfolio that were being hedged. For the year ended December 31, 2008, we reclassified through earnings $7,348 representing the gains and losses previously reported in Accumulated Other Comprehensive Income. We estimate that approximately $7,130 of the current balance held in Accumulated Other Comprehensive Income will be reclassified into earnings primarily derived from deferred gains on terminated swaps in the next 12 months.

For the year ended December 31, 2007, we recognized a realized loss of approximately $1,481 due to a termination of an interest rate swap that was settled in connection with the sale of a loan investment that was being hedged. In connection with our second CDO transaction, we terminated 24 and partially unwound five effective cash flow hedges, or interest rate swaps, with a total notional amount of $398,383. A total termination value of approximately $8,045 was paid to our counterparties on April 2, 2007. Additionally, we entered into 15 interest rate swaps and three basis swaps with aggregate notional amounts of approximately $622,957 and $235,053, respectively. In all of the current interest rate swap agreements we pay a fixed interest rate and receive a floating interest rate (based on 30-day LIBOR) from the counterparty. For the year ended December 31, 2007, we reclassified through earnings $500 representing the gains and losses previously reported in Accumulated Other Comprehensive Income. Gains and losses due to hedge ineffectiveness for the year ended December 31, 2007 were not significant.

        For the year ended December 31, 2006, we recognized gains on derivatives of $3,552. In March 2006, 14 interest rate swap agreements were terminated in conjunction with the CDO transaction. The termination resulted in a realized gain of $1,909 on the free-standing hedges and a deferred gain of $2,688 on the effective cash flow hedges. For the year ended December 31, 2006, we reclassified through earnings $441 representing the gains and losses previously reported in Accumulated Other Comprehensive Income. Gains and losses due to hedge ineffectiveness for the year ended December 31, 2006 were not significant. In all of the current interest rate swap agreements we pay a fixed interest rate and receive a floating interest rate (30-day or 90-day LIBOR) from the counterparty. We, through one of its consolidated joint ventures, entered into an interest cap with a notional amount of $25,000 with a strike price of 4.16% and a maturity date of December 15, 2007. As of December 31, 2006, the estimated value of the 32 interest rate swaps with a notional amount of $696,348 and one interest rate cap with a notional amount of $25,000, included in derivative assets and liabilities on the balance sheet, was approximately $7,484 and represents the amount that would be paid by us if the agreements were terminated, based on current market rates on that date.

NOTE 18—EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. In accordance with Statement on Financial Accounting Standards No. 128, “Earnings Per Share”, or SFAS 128, certain shares of nonvested restricted stock are not included in the calculation of basic EPS (even though shares of nonvested restricted stock are legally outstanding). Diluted earnings per share takes into account the effect of dilutive instruments, such as common stock options and shares of unvested restricted common stock, but use the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding (treasury stock method). The following table presents a reconciliation of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net Income Used to Calculate Earnings Per Share:
Net income (loss) from continuing operations	$(154,858)	$(10,404)	$14,864
Loss from discontinued operations	(2,173)	(60,362)	(1,121)

Net income (loss)	$(157,031)	$(70,766)	$13,743

Basic:
Weighted-average number of shares outstanding (in thousands)	30,553	30,287	22,688

Basic earnings per share from continuing operations	$(5.07)	$(0.34)	$0.66
Basic earnings per share from discontinued operations	(0.07)	(1.99)	(0.05)

Basic earnings per share	$(5.14)	$(2.33)	$0.61

Diluted:
Weighted-average number of shares outstanding (in thousands)	30,553	30,287	22,688
Plus: Incremental shares from assumed conversion of dilutive instruments (in thousands)	—	—	149

Adjusted weighted-average number of shares outstanding	30,553	30,287	22,837

Diluted earnings per share from continuing operations	$(5.07)	$(0.34)	$0.65
Diluted earnings per share from discontinued operations	(0.07)	(1.99)	(0.05)

Diluted earnings per share	$(5.14)	$(2.33)	$0.60

NOTE 19—QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly data for the last two years is presented below (in thousands).

	For the three months ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Total revenues	$25,752	$25,304	$26,036	$28,845
Total expenses	(49,119)	(75,719)	(87,830)	(27,766)
Loss on sale of investment	—	—	(2,021)	—
Gains (losses) on financial instruments	(67,857)	7,687	67,376	13,628

Income (loss) from continuing operations before equity in net loss of unconsolidated joint ventures, minority interest and discontinued operations	(91,224)	(42,728)	3,561	14,707
Equity in net (loss) of unconsolidated joint ventures	(25,017)	(9,935)	(2,971)	(1,940)

Income (loss) before minority interest and discontinued operations	(116,241)	(52,663)	590	12,767
Minority interest	181	463	17	28

Net income (loss) from continuing operations	(116,060)	(52,200)	607	12,795
Net income (loss) from discontinued operations	(3,135)	(2,996)	(83)	4,041

Net income (loss)	$(119,195)	$(55,196)	$524	$16,836

Net income (loss) from continuing operations per common share—Basic and Diluted	$(3.78)	$(1.70)	$0.02	$0.42
Net income (loss) from discontinued operations per common share—Basic and Diluted	(0.10)	(0.10)	—	0.13

Net income (loss) per common share—Basic and Diluted	$(3.88)	$(1.80)	$0.02	$0.55

	For the three months ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Total revenues	$37,928	$39,893	$33,350	$26,859
Total expenses	(50,095)	(31,571)	(36,846)	(22,165)
Loss on sale of investment	—	(213)	—	(287)
Gains (losses) on financial instruments	(98)	(1,516)	3	(57)

Income (loss) from continuing operations before equity in net loss of unconsolidated joint ventures, minority interest and discontinued operations	(12,265)	6,593	(3,493)	4,350
Equity in net (loss) of unconsolidated joint ventures	(1,270)	(941)	(980)	(2,530)

Income (loss) before minority interest and discontinued operations	(13,535)	5,652	(4,473)	1,820
Minority interest	21	30	28	53

Net income (loss) from continuing operations	(13,514)	5,682	(4,445)	1,873
Net income (loss) from discontinued operations	(4,310)	(55,641)	(113)	(298)

Net income (loss)	$(17,824)	$(49,959)	$(4,558)	$1,575

Net income (loss) from continuing operations per common share—Basic and Diluted	$(0.45)	$0.19	$(0.15)	$0.06
Net income (loss) from discontinued operations per common share—Basic and Diluted	(0.14)	(1.83)	0.00	(0.01)

Net income (loss) per common share—Basic and Diluted	$(0.59)	$(1.64)	$(0.15)	$0.05

NOTE 20—SUBSEQUENT EVENTS

Internalization

The management agreement with our Manager expired by its terms on December 31, 2008. The expiration of the management agreement ends our affiliation with CBRE and affiliates of CBRE effective December 31, 2008. On December 15, 2008, we, our Manager and CBRE|Melody entered into a Termination (the “Termination Agreement”) of the Amended and Restated Management Agreement. In addition to terminating the Amended and Restated Management Agreement, dated April 29, 2008 and acknowledging certain survival provisions in the Amended Management Agreement, the parties to the Termination Agreement acknowledged and/or agreed, among other things, that (i) the termination of the Amended Management Agreement will be effective as of December 31, 2008, (ii) there will be no termination fee in connection with the Termination Agreement, (iii) the Manager will make payment to us for certain accrued bonuses, (iv) we will make a payment to the Manager of (x) the final installment of the base management fee earned or accrued by our Manager as of December 31, 2008, (y) the reimbursement of CBRE’s operating expenses, and (z) the reimbursement of certain 2008 personnel bonuses, each on or before February 15, 2009, and (v) we will hire all employees of the Manager effective January 1, 2009.

Subsequent to December 31, 2008, we have internalized the operations historically performed by our Manager into our company through the direct hiring of the employees previously employed by our Manager and replacing other functions previously performed or facilitated by CBRE|Melody such as payroll and other back office functions, and obtaining standalone insurance coverage. As a result of the termination of the management agreement, we will no longer pay any management fees. However, such fees will generally be replaced by costs that had historically been absorbed by our Manager, primarily compensation and benefit costs.

CDO Compliance

On February 25, 2009, we failed certain overcollateralization coverage tests (the “OC tests”) for RFC CDO 2006-1, Ltd. (“CDO I”). As a result, interest payments due on the subordinated notes and equity investments owned by us and/or our affiliates in CDO I were allocated to the senior noteholders (i.e. Class A-1). We will not receive any cash flow distributions on the subordinated notes and equity investments owned by us and/or our affiliates, including the subordinated collateral management fee, until such time, if ever, the OC tests are complied with. The failure of the OC tests was due to impairments of certain of our loans as a result of borrower defaults and rating agency downgrades on certain of our commercial mortgage-backed securities (“CMBS”) held by CDO I. Even if the OC tests are eventually complied with, our ability to obtain regular cash flows from the assets securing CDO I is dependent upon continuing to meet interest coverage and overcollateralization coverage tests within CDO I.

Currently, we are in compliance with both the interest coverage and overcollateralization coverage tests for RFC CDO 2007-1, Ltd. (“CDO II”). There is limited cushion on the OC test for CDO II and failure of the OC test for CDO II could occur due to the impairment of certain loans as a result of borrower defaults as well as rating agency downgrades on certain of the Company’s CMBS held by CDO II. If there is a failure of the OC test for CDO II, future interest payments on the subordinated notes and equity investments owned by us and/or our affiliates in CDO II would be allocated to senior noteholders (i.e. Class A-1).

We are the collateral manager of both CDO I and CDO II. In addition, MBIA Insurance Corporation (“MBIA”) is the controlling class of the CDO II bondholders. Due to an amendment of the collateral management agreement that was entered into to obtain required approval from CDO II bondholders to transfer the collateral manager as part of the our internalization, it was agreed that a failure of the OC test in either of our CDOs would permit MBIA to terminate the existing collateral management agreement and to remove the Company as the collateral manager of CDO II. In connection with the failure of the OC test for CDO I, the Company has not been notified by MBIA of their intentions with respect to such termination right.

Non-Performing Loan

A $47.0 million whole loan secured by an office building located in San Francisco, California. The building has a below market occupancy rate and does not fully cover debt service obligations, requiring the borrower to contribute significant capital to the building. The loan was current as of December 31, 2008 and January and February 2009 interest payments were received. The loan matured on March 9, 2009 and has not been paid off. Given the maturity default, if we foreclose on the property, given current market conditions where it is difficult to sell and finance commercial real estate properties at reasonable levels, we may not be able to fully recover the loan balance. Based on the Company’s internal valuation of collateral, at this time the range of potential loss is between $0 and $11,000.

Becoming a Non-Reporting Company

        On December 8, 2008, the New York Stock Exchange (the “NYSE”) filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to de-register our common stock under Section 12(b) of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, which became effective on March 9, 2009. Given that we have less than 300 holders of record of our common stock, we are voluntarily choosing to become a non-reporting company.

SCHEDULE IV

REALTY FINANCE CORPORATION AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE

DECEMBER 31, 2008

(In thousands)

(Amounts in thousands, except per share and share data)

Loan Type	Property Type	Interest Rate	Maturity Date (1)	Current Payment Terms (2)	Prior Liens	Principal Amount of Loans	Carrying Amount of Loans (3)	Principal Amount of Loss Subject Principal or to Delinquent Interest
Whole loans
	Office	LIBOR + 153	May 2009	Interest only	N/A	56,800	56,800	N/A
	Hotel	LIBOR + 180	December 2009	Interest only	N/A	40,300	40,300	N/A
	Office	LIBOR + 185	March 2009	Interest only	N/A	40,000	40,000	N/A
Whole loans < 3%	Various			Principal & Interest	N/A	694,986	697,211	0.3

						832,086	834,311

Mezzanine loans
	Office	LIBOR+425	Maturity default		2,439,496	40,000	40,000	2.7
Mezzanine loans < 3%	Various			Principal & Interest	2,067,055	207,526	207,437	0.7

						247,526	247,437

Subordinate interest in whole loans (B-Notes)
	Hotel	LIBOR+550	Maturity default		440,151	42,830	42,830	4.6
Subordinate interest whole loans (B-Notes) < 3%	Various			Principal & Interest	1,235,588	180,340	175,597	N/A

						223,170	218,427

Bridge loans
Bridge loans < 3%	Various	LIBOR + 750			N/A	9,623	9,623	0.7

						$1,312,405	$1,309,798

(1)	See note 7 for further discussion of the B-Note disclosed above with a carrying value of $42,830 in maturity default and the Mezzanine Loan with a carrying value of $40,000 in maturity default.

(2)	Reflects current payment terms and does not denote loans that may be subject to principal payments in the future.
(3)	The aggregate U.S. federal income tax basis for such assets at December 31, 2008 was approximately equal to their book basis.

	2008	2007
Balance at beginning of period	1,381,704	1,090,874
Additions during the year:
New loans and additional advances on existing loans	14,929	679,717
Acquisition cost and (fees)	424	(543)
Premiums/(discounts)	(2,284)	(7,783)
Amortization of acquisition costs, fees, premiums and discounts	(397)	1,341
Deductions during the year:
Collection of principal (including sales)	(72,539)	(322,538)
Foreclosed assets	(12,039)	(59,364)

Balance at end of period	1,309,798	1,381,704

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing herein which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2008.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, which is expected to be mailed to stockholders prior to April 30, 2009 (the “2009 Proxy Statement”), and is incorporated herein by reference.

ITEM 11.	EXECUTIVE AND DIRECTOR COMPENSATION

The information required by Item 11 will be set forth in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK MATTERS

The information required by Item 12 will be set forth in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information required by Item 13 will be set forth in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accounting fees and services and the audit committee’s pre-approval policies and procedures required by this Item 14 is incorporated herein by reference to the 2009 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007 and 2006

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (loss) for the year ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

Schedule IV Mortgage Loans on Real Estate as of December 31, 2008

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

(a)(3) Exhibits

See Index to Exhibits on the following page

INDEX TO EXHIBITS

Exhibit	Description of Document

3.1	— Articles of Amendment of Realty Finance Corporation, incorporated by reference to Exhibit 3.1 to Realty Finance Corporation’s Current Report on Form 8-K, filed on December 19, 2008.

3.2	— Second Amended and Restated Bylaws of Realty Finance Corporation, incorporated by reference to Exhibit 3.2 to Realty Finance Corporation’s Current Report on Form 8-K, filed on December 19, 2008.

10.1

—     Registration Rights Agreement among Realty Finance Corporation, Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., for the benefit of themselves and certain holders of the common stock of Realty Finance Corporation, dated as of June 9, 2005, incorporated by reference to Exhibit 10.1 to Realty Finance Corporation’s Registration Statement on Form S-11 (File No. 333-132186), filed on March 3, 2006.

10.2

—     Management Agreement between Realty Finance Corporation and CBRE Realty Finance Management, LLC and CB Richard Ellis, Inc., dated as of June 9, 2005, incorporated by reference to Exhibit 10.2 to Realty Finance Corporation’s Registration Statement on Form S-11 (File No. 333-132186), filed on March 3, 2006.

10.3

—     License Agreement by and among Realty Finance Corporation, CB Richard Ellis, Inc. and CB Richard Ellis of California, Inc., dated as of June 9, 2005, incorporated by reference to Exhibit 10.3 to Realty Finance Corporation’s Registration Statement on Form S-11 (File No. 333-132186), filed on March 3, 2006.

10.4	— 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to Realty Finance Corporation’s Registration Statement on Form S-11 (File No. 333-132186), filed on March 3, 2006.

10.5	— Form of Stock Award Agreement, incorporated by reference to Exhibit 10.5 to Realty Finance Corporation’s Registration Statement on Form S-11 (File No. 333-132186), filed on March 3, 2006.

10.6	— Form of Stock Option Agreement, incorporated by reference to Exhibit 10.6 to Realty Finance Corporation’s Registration Statement on Form S-11 (File No. 333-132186), filed on March 3, 2006.

10.7

—     Collateral Management Agreement between CBRE Realty Finance CDO 2006-1, Ltd. and CBRE Realty Finance Management, LLC, dated as of March 28, 2006, incorporated by reference to Exhibit 10.11 to Realty Finance Corporation’s Registration Statement on Form S-11 (File No. 333-132186), filed on April 12, 2006.

10.8

—     Indenture among CBRE Realty Finance CDO 2006-1, Ltd., CBRE Realty Finance CDO 2006-1, LLC, LaSalle Bank National Association and Realty Finance Corporation, dated as of March 28, 2006, incorporated by reference to Exhibit 10.12 to Realty Finance Corporation’s Registration Statement on Form S-11 (File No. 333-132186), filed on April 12, 2006.

10.9

—     Amended and Restated Trust Agreement among Realty Finance Corporation, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and Administrative Trustees named therein, dated as of July 26, 2006, incorporated by reference to Exhibit 10.14 to Realty Finance Corporation’s Registration Statement on Form S-11 (File No. 333-132186), filed on August 4, 2006.

10.10

—     Junior Subordinated Indenture between Realty Finance Corporation and JPMorgan Chase Bank, National Association, dated as of July 26, 2006, incorporated by reference to Exhibit 10.15 to Realty Finance Corporation’s Registration Statement on Form S-11 (File No. 333-132186), filed on August 4, 2006.

10.11

—     Purchase Agreement among Realty Finance Corporation, CBRE Realty Finance Trust I and German American Capital Corporation, dated as of July 26, 2006, incorporated by reference to Exhibit 10.16 to Realty Finance Corporation’s Registration Statement on Form S-11 (File No. 333-132186), filed on August 4, 2006.

10.12

—     Purchase Agreement among Realty Finance Corporation, CBRE Realty Finance Trust I and Bear, Stearns & Co. Inc., dated as of July 26, 2006, incorporated by reference to Exhibit 10.17 to Realty Finance Corporation’s Registration Statement on Form S-11 (File No. 333-132186), filed on August 4, 2006.

10.13

—     Collateral Management Agreement between CBRE Realty Finance CDO 2007-1, Ltd. and CBRE Realty Finance Management, LLC, dated as of April 2, 2007, incorporated by reference to Exhibit 10.1 to Realty Finance Corporation’s Current Report on Form 8-K, filed on April 6, 2007.

10.14

—     Indenture among CBRE Realty Finance CDO 2007-1, Ltd., CBRE Realty Finance CDO 2007-1, LLC, LaSalle Bank National Association and Realty Finance Corporation, dated as of April 2, 2007, incorporated by reference to Exhibit 10.2 to Realty Finance Corporation’s Current Report on Form 8-K, filed on April 6, 2007.

Exhibit	Description of Document

10.15

—     Membership Interest Sale and Purchase Agreement among CBF Rodgers Forge, LLC, CBRE Realty Finance TRS, Inc. and Rodgers Forge Holdings, LLC, dated as of December 17, 2007, incorporated by reference to Exhibit 10.21 to Realty Finance Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 17, 2008.

10.16

—     Settlement Agreement among Arbor Realty Trust, Inc., Ivan Kaufman and CBRE Realty Finance, Inc., dated as of April 23, 2008, incorporated by reference to Exhibit 10 to Realty Finance Corporation’s Current Report on Form 8-K, filed on April 24, 2008.

10.17

—     Amended and Restated Management Agreement among CBRE Realty Finance, Inc., CBRE Realty Finance Management, LLC, CB Richard Ellis, Inc. and CBRE Melody & Company, dated as of April 29, 2008, incorporated by reference to Exhibit 10.1 to Realty Finance Corporation’s Current Report on Form 8-K, filed on May 5, 2008.

10.18

—     Sale-Purchase Agreement between Pavilion LLC and Angelo Gordon Real Estate Inc., dated as of January 14, 2008, incorporated by reference to Exhibit 10.4 to Realty Finance Corporation’s Current Report on Form 10-K, filed on May 12, 2008.

10.19

—     Second Amendment to Amended and Restated Management Agreement among CBRE Realty Finance, Inc., CBRE Realty Finance Management, LLC, CB Richard Ellis, Inc., and CBRE Melody & Company, formerly LJ Melody & Company, dated as of November 25, 2008, incorporated by reference to Exhibit 10.1 to Realty Finance Corporation’s Current Report on Form 8-K, filed on December 1, 2008.

10.20

—     Amendment Number One to the Collateral Management Agreement between CBRE Realty Finance CDO 2007-1, LTD. and CBRE Realty Finance Management, LLC, dated as of December 12, 2008, incorporated by reference to Exhibit 10.1 to Realty Finance Corporation’s Current Report on Form 8-K, filed on December 12, 2008.

10.21

—     Termination of Amended and Restated Management Agreement among CBRE Realty Finance, Inc., CBRE Realty Finance Management, LLC, CB Richard Ellis, Inc., and CBRE Melody & Company, dated as of December 15, 2008, incorporated by reference to Exhibit 10.1 to Realty Finance Corporation’s Current Report on Form 8-K, filed on December 19, 2008.

10.22

—     Assignment and Assumption Agreement between CBRE Realty Finance Management, LLC and CBRE Realty Finance, Inc., dated as of December 17, 2008, incorporated by reference to Exhibit 10.2 to Realty Finance Corporation’s Current Report on Form 8-K, filed on December 19, 2008.

10.23

—     Assignment and Assumption Agreement between CBRE Realty Finance Management, LLC and CBRE Realty Finance, Inc., dated as of December 17, 2008, incorporated by reference to Exhibit 10.3 to Realty Finance Corporation’s Current Report on Form 8-K, filed on December 19, 2008.

10.24

—     Letter Agreement between Kenneth J. Witkin and Realty Finance Corporation, dated December 16, 2008, incorporated by reference to Exhibit 10.4 to Realty Finance Corporation’s Current Report on Form 8-K, filed on December 19, 2008.

10.25	— Amended and Restated 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to Realty Finance Corporation’s Current Report on Form 8-K, filed on December 19, 2008.

10.26	— Letter Agreement, between Kenneth J. Witkin and Realty Finance Corporation, dated September 2, 2008, filed herewith.

10.27	— Amended and Restated Letter Agreement, between Daniel Farr and Realty Finance Corporation, dated November 24, 2008, filed herewith.

21.1	— List of Subsidiaries of Realty Finance Corporation, filed herewith.

31.1	— Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, file herewith.

31.2	— Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	— Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, file herewith.

32.2	— Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, file herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2009

REALTY FINANCE CORPORATION

By:	/S/ DANIEL FARR
Name:	Daniel Farr
Title:	Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Realty Finance Corporation hereby severally constitute Kenneth J. Witkin and Daniel Farr, and each of them singly, our true and lawful attorneys and with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Realty Finance Corporation to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ RAY WIRTA	Chairman	March 16, 2009
Ray Wirta

/S/ KENNETH J. WITKIN	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2009
Kenneth J. Witkin

/S/ DOUGLAS EBY	Director	March 16, 2009
Douglas Eby

/S/ VINCENT COSTANTINI	Director	March 16, 2009
Vincent Costantini

/S/ RICARDO KOENIGSBERGER	Director	March 16, 2009
Ricardo Koenigsberger

/S/ DANIEL FARR	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2009
Daniel Farr